Form 10-Q
period 2019-03-31
Brigham Minerals, Inc.
filed 2019-05-20
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38870
Brigham Minerals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-1106283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5914 W. Courtyard Drive, Suite 100 Austin, Texas	78730
(Address of principal executive offices)	(Zip code)
(512) 220-6350
(Registrant’s telephone number, including area code)
___________________

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01	MNRL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
*The registrant completed its initial public offering on April 23, 2019 and, accordingly, have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended for the past 90 days.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 21,997,198 shares of Class A common stock and 28,777,802 shares of Class B common stock outstanding as of May 10, 2019.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (this "Quarterly Report) includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report.

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future results of the energy industry in general, and our company in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	our ability to execute on our business strategies;

•	the effect of changes in commodity prices;

•	the level of production on our properties;

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;

•	legislative or regulatory actions pertaining to hydraulic fracturing, including restrictions on the use of water;

•	the availability of pipeline capacity and transportation facilities;

•	the effect of existing and future laws and regulatory actions;

•	the impact of derivative instruments;

•	conditions in the capital markets and our ability to obtain capital on favorable terms or at all;

•	the overall supply and demand for oil, natural gas and NGLs, and regional supply and demand factors, delays, or interruptions of production;

•	competition from others in the energy industry;

•	uncertainty in whether development projects will be pursued;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	the cost of developing the oil and natural gas underlying our properties;

•	our ability to replace our oil, natural gas and NGL reserves;

•	our ability to identify, complete and integrate acquisitions;

•	title defects in the properties in which we invest;

•	the cost of inflation;

•	technological advances;

•	general economic, business or industry conditions; and

ii

•	certain factors discussed elsewhere in this Quarterly Report.
Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

iii

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRIGHAM MINERALS, INC.
BALANCE SHEET
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
Assets
Non-current assets:
Investment in unconsolidated affiliates	$63,081	$62,388
Total assets	$63,081	$62,388
Liabilities and Shareholders’ Equity
Current liabilities:
Current income tax payable	$165	$128
Total current liabilities	165	128
Deferred income taxes	3,598	3,476
Shareholders' equity:
Shareholders' contributed capital	34,491	34,491
Additional paid-in capital	(3,057)	(3,057)
Accumulated earnings	27,884	27,350
Total shareholders' equity	59,318	58,784
Total liabilities and shareholders' equity	$63,081	$62,388

The accompanying notes are an integral part of these financial statements.

BRIGHAM MINERALS, INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income from equity method investment	$693	$1,354
Income tax expense	159	—
Net Income	$534	$1,354

Pro Forma Information (Unaudited)
Unaudited supplemental pro forma tax expense (See Note 1 - Organization and Basis of Presentation)	$—	$311
Unaudited supplemental pro forma net income	$—	$1,043

The accompanying notes are an integral part of these financial statements.

BRIGHAM MINERALS, INC.

STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$534	$1,354
Other comprehensive income
Unrealized gains (losses) on available for sale equity securities, net	—	23
Reclassification of (gains)/losses on sale and distribution of available for sale equity securities	—	(136)
Other comprehensive income	—	(113)
Comprehensive income	$534	$1,241

The accompanying notes are an integral part of these financial statements.

BRIGHAM MINERALS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Shareholders’ Contributed Capital	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(In thousands)
Balance-December 31, 2018	$34,491	$(3,057)	$27,350	$—	$58,784
Net income			534		534
Balance-March 31, 2019	$34,491	$(3,057)	$27,884	$—	$59,318

	Three Months Ended March 31, 2018
	Shareholders’ Contributed Capital	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(In thousands)
Balance-December 31, 2017	$27,436	$—	$22,384	$113	$49,933
Contributions	3,573	—			3,573
Distributions	(702)				(702)
Other comprehensive income				(113)	(113)
Net income			1,354		1,354
Balance-March 31, 2018	$30,307	$—	$23,738	$—	$54,045

The accompanying notes are an integral part of these financial statements.

BRIGHAM MINERALS, INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$534	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) from equity method investment	(693)	(1,354)
Deferred income taxes	122	—
Changes in operating assets and liabilities:
Increase in current income taxes payable	37	—
Net cash provided by operating activities	$—	$—
Cash flows from investing activities
Returns of investment in equity method investee	—	—
Contributions to equity method investee	—	—
Net cash (used in) provided by investing activities	$—	$—
Cash flows from financing activities
Proceeds from shareholders' investment	—	—
Distributions	—	—
Net cash provided by (used in) financing activities	$—	$—
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of non-cash activity:
Deemed contributions (1)	$—	$3,573
Deemed distributions (1)	$—	$(702)
Other comprehensive income	$—	$(113)
(1) Represents Brigham Minerals’ portion of the members’ contributions to Brigham Resources and Brigham Resources’ distributions to its members. As such, they are non-cash, deemed contributions and distributions.

The accompanying notes are an integral part of these financial statements.

BRIGHAM MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Presentation

Brigham Minerals, Inc. (“Brigham Minerals”) is a Delaware corporation formed in June 2018 to become a holding company. Brigham Minerals acquired an indirect interest in Brigham Resources, LLC (“Brigham Resources”) on July 16, 2018 in a series of restructuring transactions pursuant to which certain entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) contributed all of their respective interests in the entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals (the "July 2018 restructuring"). As a result of such restructuring transactions, Brigham Minerals became wholly owned by an entity affiliated with Warburg Pincus, and Brigham Minerals indirectly owned a 16.5% membership interest in Brigham Resources. The remaining outstanding membership interests of Brigham Resources remained with certain other entities affiliated with Warburg Pincus, Yorktown Partners LLC and Pine Brook Road Advisors, LP, our management and our other investors (collectively, the "Existing Owners").

On November 20, 2018, Brigham Resources underwent a second series of restructuring transactions (the “November 2018 restructuring”). In the November 2018 restructuring, Brigham Resources became a wholly owned subsidiary of Brigham Minerals Holdings, LLC (“Brigham LLC”), which is a wholly owned subsidiary of Brigham Equity Holdings, LLC (“Brigham Equity Holdings”), and Brigham Equity Holdings became wholly owned by the owners of Brigham Resources immediately prior to such restructuring, directly or indirectly through Brigham Minerals. As a result of the foregoing transactions, there was no change in the control or economic interests of the Existing Owners and Brigham Minerals in Brigham Resources, although their ownership became indirect through Brigham Equity Holdings and its wholly owned subsidiary, Brigham LLC. The July 2018 restructuring and the November 2018 restructuring are collectively referred to herein as, the "corporate reorganization."

Brigham Resources wholly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”), which are Brigham Resources’ sole material assets, and also owns Brigham Resources Operating, LLC (“Brigham Operating”), an upstream oil and gas exploration and production business in the southern Delaware Basin of West Texas. In February 2017, Brigham Operating completed the sale of substantially all of its oil and natural gas properties to an unrelated third-party purchaser, following which Brigham Operating’s only material assets consisted of an ownership interest in Oryx Southern Delaware Holdings, LLC (“Oryx”), an entity that operates a crude oil gathering system located in the southern Delaware Basin. Immediately prior to Brigham Minerals' initial public offering of shares of its Class A common stock, which was completed in April 2019 (the "IPO" or the "Offering"), Brigham Resources distributed to its members or their affiliates 100% of the equity interests in Brigham Operating. See "Note 7 - Subsequent Events" below. Subsequent to the distribution, Brigham Resources no longer had any direct or indirect ownership interest in Brigham Operating. Accordingly, the financial statements of Brigham Minerals reflect its 16.5% membership interest in Brigham Resources, excluding the assets, liabilities and results of operations of Brigham Operating, which we refer to herein as our “predecessor.”

Brigham Minerals uses the equity method of accounting for its investment in Brigham Resources because its 16.5% ownership in Brigham Resources provides Brigham Minerals with significant influence, but not with a controlling financial interest or the ability to direct the most significant activities of, Brigham Minerals. The accompanying unaudited interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in the registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on April 17, 2019 (the "IPO registration statement"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. The July 2018 restructuring has been accounted for as transactions between entities under common control; thus the accompanying financial statements and related notes of Brigham Minerals have been retrospectively recast to include the historical results and operations of Brigham Resources at historical carrying values as if Brigham Minerals had held its ownership interest in Brigham Resources for all periods presented.

The statement of operations includes unaudited supplemental pro forma information. The unaudited supplemental pro forma information gives effect to an adjustment to include a provision for income taxes as if Brigham Minerals was a taxable corporation as of January 1, 2018, computing pro forma entity level income tax expense using the estimated effective rate in effect, inclusive of all applicable U.S. federal, state and local income taxes.

2.     Summary of Significant Accounting Policies

Emerging Growth Company Status

As a company with less than $1.07 billion in revenues during its last fiscal year, Brigham Minerals qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements.

Brigham Minerals will remain an “emerging growth company” until as late as the last day of Brigham Minerals’ 2023 fiscal year, or until the earliest of (i) the last day of the fiscal year in which Brigham Minerals has $1.07 billion or more in annual revenues; (ii) the date on which Brigham Minerals becomes a “large accelerated filer” (the fiscal year-end on which the total market value of Brigham Minerals’ common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which Brigham Minerals issues more than $1.0 billion of non-convertible debt over a three-year period.

As a result of Brigham Minerals’ election to avail itself of certain provisions of the JOBS Act, the information that Brigham Minerals provides may be different than the information provided by other public companies.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The new standard becomes effective for us during the fiscal year ending December 31, 2019 and interim periods within the fiscal year ending December 31, 2020 and is required to be adopted using a prospective approach. Although early application is permitted, we have not adopted ASU 2017-01 early. The implementation of the new standard is not anticipated to have a material impact on the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The new standard becomes effective for us during the fiscal year ended December 31, 2019 and interim periods within the fiscal year ending December 31, 2020 and is required to be adopted utilizing retrospective application. Although early application is permitted, we have not adopted ASU 2016-18 early.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2020 and interim periods within the fiscal year ending December 31, 2021 and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this update will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Consistent with our status as an emerging growth company, ASU 2014-09 becomes effective for us for the fiscal year ending on December 31, 2019 and interim periods within the fiscal year ending December 31, 2020. We intend to adopt the standard using the modified retrospective approach.

We completed our review of revenue contracts covering our material revenue streams, designed to evaluate any potential changes in revenue recognition upon adoption of the new standard, and concluded that the implementation of the new standard will not have a material impact on the consolidated financial statements. We also evaluated the information technology and internal control changes that may be required to implement the new standard based on the results of our contract review process.

Investment in equity method investee

Brigham Minerals accounts for its 16.5% investment in Brigham Resources using the equity method. Under the equity method, carrying value is adjusted for Brigham Minerals’ share of the investee’s earnings and losses, as well as capital contributions and distributions from the investee. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying statements of cash flows.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Brigham Resources, the Company’s predecessor, is a limited liability company that is not subject to U.S. federal income tax. As part of the July 2018 restructuring, certain entities affiliated with Warburg Pincus contributed all of their respective interests in certain wholly owned “blocker” entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals. On the date of the July 2018 restructuring, a corresponding “first day” tax charge of approximately $3.1 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of the investment in Brigham Resources. The offset of the deferred tax liability was recorded to additional paid-in-capital.

Brigham Minerals is a corporation and it is subject to U.S. federal income tax. The tax implications of the July 2018 restructuring and the tax impact of Brigham Minerals’ status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying financial statements. The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2019 was 23.0% percent. Total income tax expense differed from the U.S. federal statutory tax rates due to state taxes.

The components of the income tax provision were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Federal
Current	$33	$—
Deferred	112	—
Total federal expense	145	—

State
Current	3	—
Deferred	11	—
Total state expense	14	—
Total income tax provision	$159	$—

No income tax expense was recognized for the periods prior to the July 2018 restructuring.

The following table reconciles the income tax provision with income tax expense at the federal statutory rate for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income (Loss) before income taxes	$693	$—

Income tax at the federal statutory rate	146	—
State income taxes, net of federal benefit	18	—
Percentage depletion in excess of basis	(5)
Total income tax provision	$159	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Noncurrent:
Deferred tax assets:	$—	$—
Total noncurrent deferred tax assets	—	—
Deferred tax liabilities:
Investment in subsidiary	3,598	3,476
Total noncurrent deferred tax liabilities	3,598	3,476
Net noncurrent deferred tax liability	$3,598	$3,476

Impairment of equity method investee

Brigham Minerals reviews its investment in Brigham Resources for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Brigham Minerals would recognize any loss other than a temporary decline in value. For the three months ended March 31, 2019 and 2018, no impairment loss was recorded.

3. Equity method investment

Brigham Minerals obtained its 16.5% interest in Brigham Resources as part of the July 2018 restructuring. Due to our significant influence over the operations of Brigham Resources, we account for this interest utilizing the equity method. Any income or losses are recorded in the statement of operations while contributions increase the value of the investment and distributions decrease the value of the investment. There is no difference in the basis of the investment and the underlying equity of Brigham Resources. The condensed consolidated financial statements of Brigham Resources are included elsewhere in this Quarterly Report. Below is a roll forward of the investment balance for the three months ended March 31, 2019 and 2018 (in thousands). All deemed contributions and distributions are non-cash.

Balance-December 31, 2018	$62,388
Income from equity method investment	693
Balance-March 31, 2019	$63,081

Balance-December 31, 2017	$49,933
Income from equity method investment	1,354
Deemed contributions from equity method investee	3,573
Deemed distributions	(702)
Other comprehensive income	(113)
Balance-March 31, 2018	$54,045

As discussed under "Note 7 - Subsequent Events" below, Brigham Minerals completed certain additional reorganization transactions in connection with the consummation of the Offering. As a result of such transactions, Brigham Minerals will no longer utilize the equity method for its investment in Brigham Resources for future periods. As such, Brigham Minerals will consolidate the results of its controlling interest in its investment with a non-controlling interest for the portion of Brigham Resources not owned by Brigham Minerals.

4. Related Party Transactions

The July 2018 restructuring was treated as a transaction between entities under common control. There were no revenues, costs or expenses between Brigham Minerals and any related entity during the three months ended March 31, 2019 and 2018, other than Brigham Minerals’ investment in Brigham Resources.

5. Commitments and Contingencies

Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at March 31, 2019 and December 31, 2018.

6. Equity

Brigham Minerals was formed on June 18, 2018 to become a holding company for Brigham Resources. On July 16, 2018, certain entities affiliated with Warburg Pincus contributed all of their respective interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals. Brigham Minerals completed the Offering of shares of Class A common stock to the public in April 2019. See discussion of the July 2018 restructuring in "Note 1 - Organization and Basis of Presentation" and the Offering in "Note 7 - Subsequent Events" below.

As discussed in "Note 1 - Organization and Basis of Presentation" above, the July 2018 restructuring was treated as transactions between entities under common control and the financial statements of Brigham Minerals were recast to include Brigham Minerals’ 16.5% interest in Brigham Resources for all periods presented. As such, the equity interest of Brigham Resources is included in the statement of changes in equity for periods prior to the formation of Brigham Minerals.

Brigham Resources Members’ Equity

Capital contributions to Brigham Resources are based on capital calls, as determined by the Board of Directors of Brigham Resources. Contribution requests to each member are based on their commitment interest during that period of time, as defined in the Second Amended and Restated Limited Liability Company Agreement of Brigham Resources (the “Brigham Resources LLC Agreement”). Cash earnings on profits and any items in the nature of income or gain will be applied to the members’ capital account in accordance with their earnings interest, as defined in the Brigham Resources LLC Agreement. The cash contributed to Brigham Resources, less cash retained for working capital purposes, was used to complete various acquisitions. Each contribution is treated as an increase in equity with a corresponding increase in the balance of the equity method investment. There were no member contributions to Brigham Resources for the three months ended March 31, 2019.

7. Subsequent events
In April 2019, Brigham Minerals completed the initial public offering of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. This resulted in net proceeds of approximately $277.4 million, after deducting underwriting commissions and discounts and offering expenses. As a result of the Offering, Brigham Minerals became a holding company whose sole material asset consists of a 43.3% interest in Brigham LLC, which wholly owns Brigham Resources. Brigham Resources continues to wholly own the Minerals Subsidiaries, which own all of Brigham Resources' operating assets. In connection with the Offering, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business and will consolidate the financial results of Brigham LLC and its wholly-owned subsidiary, Brigham Resources.
All of the interests in Brigham Operating were distributed, directly or indirectly, to the Existing Owners prior to the consummation of the Offering. As a result, neither Brigham Minerals nor Brigham LLC owned any direct or indirect interest in Brigham Operating at the time of the Offering.
In connection with the Offering,

•	all of the outstanding membership interests in Brigham LLC were converted into a single class of common units in Brigham LLC (the “Brigham LLC Units”);

•	Brigham Minerals issued shares of Class A common stock to certain of our Existing Owners in exchange for incentive units in Brigham Equity Holdings;

•
Brigham Equity Holdings distributed all of its equity interests in Brigham LLC, other than its interests in Brigham LLC attributable to certain unvested incentive units in Brigham Equity Holdings, to the Existing Owners and Brigham Minerals (which resulted in the ownership in Brigham LLC of our Existing Owners with respect to unvested incentive units remaining consolidated in Brigham Equity Holdings);

•	Brigham Minerals issued 16,675,000 shares of Class A common stock, including the Underwriters' overallotment, to purchasers in the Offering in exchange for the proceeds of the Offering;

•
Each holder of Brigham LLC Units following the restructuring (a “Brigham Unit Holder”), other than Brigham Minerals and its subsidiaries, received a number of shares of Class B common stock equal to the number of Brigham LLC Units held by such Brigham Unit Holder following the Offering; and

•
Brigham Minerals contributed, directly or indirectly, the net proceeds of the Offering to Brigham LLC in exchange for an additional number of Brigham LLC Units such that Brigham Minerals holds, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the Offering.

After the transactions discussed above and after the Offering,

•	the Existing Owners own all of Brigham Minerals' Class B common stock, representing 56.7% of Brigham Minerals' capital stock;

•	the Existing Owners own 5,322,198 shares, or 24.2%, of Brigham Minerals' Class A common stock, representing 10.5% of Brigham Minerals' capital stock;

•	investors in the Offering own 16,675,000 shares, or 75.8%, of Brigham Minerals' Class A common stock, representing 32.8% of Brigham Minerals' capital stock;

•	Brigham Minerals owns an approximate 43.3% interest in Brigham LLC; and

•
the Existing Owners own directly an approximate 56.7% interest in Brigham LLC (in addition to the 10.5% interest in Brigham LLC our Existing Owner own directly through their ownership of shares of Brigham Minerals' Class A common stock).

Brigham LLC used a portion of the net proceeds from the Offering, which were contributed to it by Brigham Minerals to repay the $200.0 million of outstanding borrowings under the Brigham Resources credit facility and a $2.3 million prepayment premium fee related to early extinguishment of debt.
Brigham Minerals has evaluated subsequent events through the date the financial statements were available to be issued.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,564	$31,985
Restricted cash	1,199	474
Accounts receivable	19,608	20,695
Prepaid expenses and other	8,658	7,103
Short-term derivative assets	146	1,057
Total current assets	38,175	61,314
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	234,265	228,151
Evaluated property	325,068	289,851
Less accumulated depreciation, depletion and amortization	(32,598)	(27,628)
Oil and gas properties—net	526,735	490,374
Other property and equipment	5,458	5,408
Less accumulated depreciation	(3,261)	(3,115)
Other property and equipment—net	2,197	2,293
Other assets, net	45	45
Total assets	$567,152	$554,026

Liabilities and Members’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,256	$5,534
Current portion of debt	4,596	2,188
Total current liabilities	8,852	7,722
Long-term debt	176,298	168,517
Other non-current liabilities	255	235
Members’ equity:
Members’ contributed capital	208,728	208,728
Accumulated earnings	173,019	168,824
Total members’ equity	381,747	377,552
Total liabilities and members’ equity	$567,152	$554,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues:
Mineral and royalty revenues	$17,590	$11,864
Lease bonus and other revenues	675	2,219
Total revenues	18,265	14,083
Operating Expenses:
Gathering, transportation and marketing	1,114	1,095
Severance and ad valorem taxes	1,379	760
Depreciation, depletion and amortization	5,116	2,545
General and administrative	1,949	1,464
Total operating expenses	9,558	5,864
Income from operations	8,707	8,219
Loss on derivative instruments, net	(685)	(359)
Interest expense, net	(3,825)	(474)
Gain on sale and distribution of equity securities	—	823
Other income, net	29	3
Income before income taxes	4,226	8,212
Income tax expense	31	16
Net income	$4,195	$8,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$4,195	$8,196
Other comprehensive income
Unrealized gains (losses) on available for sale equity securities, net	—	141
Reclassification of gains on sale and distribution of available for sale equity securities	—	(823)
Other comprehensive income	—	(682)
Comprehensive income	$4,195	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Members’ Contributed Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Members’ Equity
	(In thousands)
Balance—December 31, 2018	$208,728	$168,824	$—	$377,552
Net income		4,195		4,195
Balance—March 31, 2019	$208,728	$173,019	$—	$381,747

	Three Months Ended March 31, 2018
	Members’ Contributed Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Members’ Equity
	(In thousands)
Balance—December 31, 2017	$166,030	$135,462	$682	$302,174
Contributions	21,625			21,625
Distributions	(4,246)			(4,246)
Other comprehensive income			(682)	(682)
Net income		8,196		8,196
Balance—March 31, 2018	$183,409	$143,658	$—	$327,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities	(In thousands)
Net income	$4,195	$8,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,116	2,545
Amortization of debt issue costs	190	37
Deferred income taxes	18	18
Loss on derivative instruments, net	685	359
Net cash received/(paid) for derivative settlements	198	(118)
(Gain) loss on sale of equity securities	—	(823)
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	1,115	(1,610)
(Increase) in other current assets	(1,555)	(283)
(Increase) in other deferred charges	—	(32)
Increase/(decrease) in accounts payable and accrued liabilities	77	(1,681)
Net cash provided by operating activities	$10,039	$6,608
Cash flows from investing activities
Acquisitions of oil and gas properties	(42,686)	(25,624)
Additions to other fixed assets	(48)	(129)
Proceeds from sale of oil and gas properties, net	—	125
Changes in restricted cash held in escrow for acquisitions	(726)	—
Net cash used in investing activities	$(43,460)	$(25,628)
Cash flows from financing activities
Borrowings of long-term debt	10,000	13,000
Capital contributions	—	21,624
Net cash provided by financing activities	$10,000	$34,624

(Decrease)/increase in cash and cash equivalents	(23,421)	15,604

Cash and cash equivalents, beginning of period	31,985	6,886
Cash and cash equivalents, end of period	$8,564	$22,490

Supplemental disclosure of non cash activity:
Accrued capital expenditures	$72	$43
Equity securities distributed	$—	$4,246
Supplemental cash flow information:
Cash interest payments	$3,543	$458

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM RESOURCES, LLC
(Our Predecessor)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Basis of Presentation

Description of the Business
Brigham Resources, LLC (“Brigham Resources”), a Delaware limited liability company, was formed on March 28, 2013 as a holding company with no independent operations apart from its ownership of the subsidiaries described herein. Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, “Minerals Subsidiaries”), Delaware limited liability companies, were formed on October 17 and December 21, 2012, respectively, to pursue the acquisition of oil and natural gas mineral and royalty interests in liquids-rich resource plays in the continental United States (the “Minerals Business”). The Mineral Subsidiaries own producing and nonproducing mineral and royalty interests in 38 counties in Colorado, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. Concurrent with the formation of Brigham Resources, on April 5, 2013, Brigham Resources purchased 100% of the common units of the Mineral Subsidiaries. Brigham Resources Management, LLC (“Brigham Management, LLC”), a Delaware limited liability company formed on March 28, 2013, provides administrative services to Brigham Resources and the Minerals Subsidiaries. References to “we,” “us” and “our” mean Brigham Resources.
Brigham Minerals, Inc. (“Brigham Minerals”) is a Delaware corporation formed in June 2018 to become a holding company. Brigham Minerals acquired an indirect interest in Brigham Resources on July 16, 2018 in a series of restructuring transactions pursuant to which certain entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) contributed all of their respective interests in the entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals. As a result of such restructuring transactions, Brigham Minerals became wholly owned by certain entities affiliated with Warburg Pincus, and Brigham Minerals directly owned a 16.5% membership interest in Brigham Resources. The remaining outstanding membership interests of Brigham Resources remained with its other existing owners.
Basis of Presentation
The accompanying condensed consolidated financial statements of Brigham Resources are comprised of the financial statements of the Minerals Subsidiaries and Brigham Management, LLC and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on April 17, 2019 (the "IPO registration statement"). The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. All intercompany balances and transactions have been eliminated.The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Brigham Resources operates in one segment: oil and natural gas exploration and production. Historically, Brigham Resources has owned and operated two distinct lines of business through its subsidiaries:

•	the Minerals Business through the Minerals Subsidiaries; and

•
an upstream oil and gas exploration and production business (the “Upstream Business”) in the Southern Delaware Basin of West Texas (including interests in certain related gathering systems) through Brigham Resources Operating, LLC (“Brigham Operating”).

In April of 2019, Brigham Minerals completed the initial public offering of shares of its Class A common stock (the “Offering”). In connection with the Offering, Brigham Minerals, Brigham Resources and certain other affiliated entities entered into a series of reorganization transactions pursuant to which 100% of the equity interests in Brigham Operating were distributed to the ultimate equity owners of Brigham Resources. See “Note 10 - Subsequent Events” below. Subsequent to such distribution, Brigham Resources no longer had any direct or indirect ownership interest in Brigham Operating. Accordingly, the accompanying condensed consolidated financial statements of Brigham Resources exclude the assets, liabilities and results of operations of Brigham Operating.

2.	Summary of Significant Accounting Policies

Significant Accounting Policies
Significant accounting policies are disclosed in Brigham Resources' audited consolidated financial statements and notes for the year ended December 31, 2018, presented in the IPO registration statement. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2019.
Recently Issued Accounting Standards
Brigham Minerals’ status as an emerging growth company under Section 107 of the JOBS Act permits it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Brigham Minerals is choosing to take advantage of this extended transition period and, as a result, Brigham Minerals and Brigham Resources will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The new standard becomes effective for us during the fiscal year ending December 31, 2019 and interim periods within the fiscal year ending December 31, 2020 and is required to be adopted using a prospective approach. Although early application is permitted, we have not adopted ASU 2017-01 early. The implementation of the new standard is not anticipated to have a material impact on the condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The new standard becomes effective for us during the fiscal year ended December 31, 2019 and interim periods within the fiscal year ending December 31, 2020 and is required to be adopted utilizing retrospective application. Although early application is permitted, we have not adopted ASU 2016-18 early.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2020 and interim periods within the fiscal year ending December 31, 2021 and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this update will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Consistent with our status as an emerging growth company, ASU 2014-09 becomes effective for us for the fiscal year ending on December 31, 2019 and interim periods within the fiscal year ending December 31, 2020. We intend to adopt the standard using the modified retrospective approach.
We completed our review of revenue contracts covering our material revenue streams, designed to evaluate any potential changes in revenue recognition upon adoption of the new standard, and concluded that the implementation of the new standard will not have a material impact on the consolidated financial statements. We also evaluated the information technology and internal control changes that may be required to implement the new standard based on the results of our contract review process.

3.	Oil and Gas Properties
Brigham Resources uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests, including certain internal costs, are capitalized into a full cost pool. Costs associated with general corporate activities are expensed in the period incurred. Oil and gas properties consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$234,265	$228,151
Evaluated property	325,068	289,851
Total oil and gas properties, at cost	559,333	518,002
Less accumulated depreciation, depletion, and amortization	(32,598)	(27,628)
Total oil and gas properties, net	$526,735	$490,374

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $5.0 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Average depletion of proved properties was $10.26 per Boe and $8.09 per Boe for the three months ended March 31, 2019 and 2018, respectively.
The costs associated with unevaluated properties primarily consist of acquisition costs and capitalized general and administrative costs. Brigham Resources capitalizes certain overhead expenses and other internal costs attributable to the acquisition of mineral and royalty interests as part of its investment in oil and gas properties over the periods benefitted by these activities. Capitalized costs do not include any costs related to production and general corporate overhead or similar activities. Capitalized costs were $1.2 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

4.	Acquisitions and Divestitures
During the three months ended March 31, 2019 and 2018, Brigham Resources entered into a number of individually insignificant acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the table below. The change in the oil and natural gas property balance is comprised of individually insignificant payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that were funded with borrowings under its credit facility.

	Assets Acquired		Cash Consideration
	Evaluated	Unevaluated	Paid
	(In thousands)
Quarter Ended March 31, 2019	$27,929	$13,403	$41,332

	Assets Acquired		Cash Consideration
	Evaluated	Unevaluated	Paid
	(In thousands)
Quarter Ended March 31, 2018	$14,132	$11,462	$25,594

5.	Derivative Instruments

Brigham Resources uses commodity derivative instruments to reduce its exposure to commodity price volatility for a portion of its forecasted crude oil and natural gas sales and thereby achieve a more predictable level of cash flows. None of the derivative instruments are designated as hedges. Brigham Resources does not enter into derivative instruments for speculative or trading purposes.
Because the counterparties to Brigham Resources derivative instruments have investment grade credit ratings, Brigham Resources believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its derivative instruments as of March 31, 2019. Although Brigham Resources does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of its counterparties.
Concurrent with the termination of its prior revolving credit facility in July of 2018, Brigham Resources posted cash collateral of $1.4 million for its existing WTI fixed price swap contracts. As of March 31, 2019, Brigham Resources had posted collateral in the amount of $1.6 million included in other current assets. The cash collateral was returned to Brigham Resources upon entering into a new revolving credit facility, as discussed in "Note 10 - Subsequent Events."
As of March 31, 2019, Brigham Resources had certain WTI fixed price swap contracts based on the New York Mercantile Exchange (“NYMEX”) futures index. The fair values, notional quantities and weighted-average swap prices of these contracts as of March 31, 2019, are summarized in the table below.

Description & Production Period	Volume	Weighted Average Swap Price	Fair Value Asset/(Liability)
	(Bbl)	($/Bbl)	(In thousands)
Crude Oil Swaps:
April 2019 — June 2019	15,000	$63.61	$49
July 2019 — September 2019	15,000	$63.61	$46
October 2019 — December 2019	15,000	$63.61	$51
Total	45,000	$63.61	$146
Brigham Resources' derivative instruments are subject to master netting arrangements and are presented on a net basis in its condensed consolidated balance sheets. The following table summarizes the location and fair value of its derivative instruments as of March 31, 2019 and December 31, 2018 (in thousands):

Derivative Instruments	Balance Sheet Classification	Gross Amount Recognized	Less Group Amount of Offset	Net Amount Recognized
As of March 31, 2019
Derivative assets:
Commodity swaps	Current derivative assets	$146	$—	$146
As of December 31, 2018
Derivative assets:
Commodity swaps	Current derivative assets	$1,057	$—	$1,057
During the three months ended March 31, 2019, Brigham Resources had realized gains on its oil swap contracts of $0.2 million and unrealized losses of $0.9 million, respectively, included in loss on derivative instruments, net on its condensed consolidated statements of operations. During the three months ended March 31, 2018, Brigham Resources had combined realized and unrealized losses on its oil swap contracts of $0.1 million and $0.2 million, respectively, included in loss on derivative instruments, net on its condensed consolidated statements of operations.

6.	Fair Value Measurements
We classify financial assets and liabilities that are measured and reported at fair value on a recurring basis using a hierarchy based on the inputs used in measuring fair value. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We classify the inputs used to measure fair value into the following hierarchy:

•	Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2: Inputs based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable and can be corroborated by observable market data.

•
Level 3: Inputs that reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer would be reported at the beginning of the period in which the change occurs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total

Assets—commodity derivative instruments	$—	$146	$—	$146

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets—commodity derivative instruments	$—	$1,057	$—	$1,057
Our derivative instruments consist of WTI fixed price swaps carried at fair value as disclosed in "Note 5 - Derivative Instruments." Commodity derivative instruments are valued using a third party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates and volatility factors. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and our credit quality for derivative liabilities. As such, these derivative contracts are classified within Level 2.
Brigham Resources had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the three months ended March 31, 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain non-financial assets and liabilities, such as assets and liabilities acquired in a business combination, are measured at fair value on a nonrecurring basis on the acquisition date and are subject to fair value adjustments under certain circumstances. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and include factors such as estimates of economic reserves, future commodity prices and a risk-adjusted discount rates, and are classified within Level 3.
Fair Value of Other Financial Instruments
The carrying value of cash, trade and other receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to our prior revolving credit facility and current credit facility approximates fair value as interest rates on these instruments approximate current market rates. We categorized our long-term debt within Level 2 of the fair value hierarchy.

7.	Long-Term Debt

Revolving Credit Facility
Prior to its termination on July 27, 2018, the Minerals Subsidiaries maintained a secured revolving credit facility with a syndicate of financial institutions (the "prior revolving credit facility”), which had been amended periodically. The prior revolving credit facility had a commitment of $150 million, and a borrowing base of $70 million, subject to periodic re-determinations based on the Minerals Subsidiaries’ oil and natural gas reserves and other factors. The borrowing was re-determined semi-annually with effective dates of May 1 and November 1. In addition, the Minerals Subsidiaries were permitted to request up to one additional re-determination of the borrowing base during any fiscal year. The borrowing base and outstanding borrowings were $70 million each as of July 27, 2018.
The outstanding borrowings under the prior revolving credit facility bore interest at a rate elected by the Minerals Subsidiaries that was equal to either an adjusted base rate, which was equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% or 3-month LIBOR plus 1.0%, or an adjusted LIBOR rate with an interest period selected by the Minerals Subsidiaries, in each case, plus the applicable margin. The applicable margin ranged from 1.50% to 2.50% in the case of the adjusted base rate and from 2.50% to 3.50% in the case of LIBOR, in each case, depending on the amount of the loan outstanding in relation to the borrowing base. The Minerals Subsidiaries were obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, depending on the amount of the loan outstanding in relation to the borrowing base. Loan principal was permitted to be paid from time to time at the option of Minerals Subsidiaries without premium or penalty (other than customary LIBOR breakage). Loan principal was required to be paid back to the extent the loan amount exceeded the borrowing base at any time before maturity or the total outstanding balance upon the January 26, 2021 maturity date. The loan was secured by substantially all of the Minerals Subsidiaries’ assets.
The credit agreement governing the prior revolving credit facility contained various affirmative and negative covenants, including limiting additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements. Additionally, the credit agreement required the maintenance of quarterly financial ratios as defined in the credit agreement, including total debt to EBITDAX not to exceed 4.00 to 1.00 and a ratio of current assets to current liabilities of no less than 1.00 to 1.00.
Credit Facility
On July 27, 2018, the prior revolving credit facility was terminated in conjunction with a new credit facility (the “credit facility”) with Owl Rock Capital Corporation ("Owl Rock") as administrative agent and collateral agent. Brigham Resources used the proceeds from the credit facility to repay the outstanding $70 million of principal under the prior revolving credit facility and to fund mineral and royalty acquisitions. Additionally, during the third quarter of 2018, Brigham Resources wrote off approximately $0.3 million of unamortized debt issuance costs that were related to the prior revolving credit facility. The credit facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments, and is collateralized by certain oil and natural gas properties of Brigham Resources. During the three months ended March 31, 2019, Brigham Resources did not incur any loan closing costs related to the credit facility.
Structure.    The credit facility provides for a $125 million initial term loan and a $75 million delayed draw term loan ("DDTL"), which is subject to certain customary conditions. In addition, a $10 million revolving credit facility is available for general corporate purposes.
Interest.     The credit facility bears interest at a rate per annum equal to, at Brigham Resources’ option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%.
Maturity.    July 27, 2024.
Amortization. The loans amortize in quarterly installments equal to 5.00% per annum (commencing with the quarter ending December 31, 2019), in each case, subject to certain requirements to prepay the outstanding balance of the loan with certain excess cash flows (as defined in the credit agreement governing the credit facility).
As of March 31, 2019, Brigham Resources had $185 million of outstanding borrowings under the credit facility. The credit agreement governing the credit facility also requires Brigham Resources to maintain compliance with the following financial and collateral coverage ratios:

•
an asset coverage ratio, which is the ratio of (a) the sum of (i) the present value of Brigham Resources' and the other loan parties' proved reserves (as set forth in the most recently delivered reserve report that are subject to a mortgage in favor of the administrative agent under the credit facility plus (ii) the Swap Mark-to-Market Value (as defined in the credit agreement) as of such date to (b) Consolidated Senior Secured First Lien Indebtedness (as defined in the credit agreement) as of such date of not less than 1.75 to 1.00.

•	a debt to capitalization ratio, which is the ratio of (a) Consolidated Total Indebtedness to (b) Total Invested Capital (as defined in the credit agreement) of no more than 0.40 to 1.00.

•
a total net leverage ratio, which is the ratio, on a pro forma basis, of (a) Consolidated Total Indebtedness (as defined in the credit agreement) as of such date less up to $25 million of cash and certain permitted investments to (b) two times Brigham Resources' Consolidated EBITDA (as defined in the credit agreement) for the most recently completed Test Period (as defined in the credit agreement) of not more than 5.50 to 1.00 commencing on September 30, 2018, which steps down quarterly to 4.00 to 1.00 as of December 31, 2019.

Brigham Resources was in compliance with all financial covenants as of March 31, 2019.
In April 2019, Brigham Resources borrowed an additional $15 million from the credit facility. On May 7, 2019, the credit facility was terminated and paid off using the proceeds generated from the Offering. See "Note 10 - Subsequent Events" below for further discussion.

8.	Commitments and Contingencies
Commitments
Brigham Resources leases office space under operating leases. Rent expense for the quarters ended March 31, 2019 and 2018 were $0.1 million and $0.1 million, respectively. Future minimum lease commitments under noncancelable operating leases at March 31, 2019 are presented below (in thousands):

Year	Commitment
2019	$421
2020	654
2021	672
2022	689
2023	474
2024	111
Total	$3,021

Contingencies
Brigham Resources may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Resources records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Resources had no reserves for contingencies at March 31, 2019 and December 31, 2018.

9. Related-Party Transactions

Brigham Land Management (“BLM”) provides us with land brokerage services. The services are provided at market prices and are periodically verified by third party quotes. BLM is owned by Vince Brigham, an advisor to us and brother of Ben M. Brigham, our founder and Executive Chairman of our Board of Directors. For the three months ended March 31, 2019 and 2018, the amounts paid to BLM for land brokerage services were immaterial. At March 31, 2019 and December 31, 2018, the liabilities recorded for services performed by BLM during the respective periods were immaterial.

Brigham Exploration Company (“BEXP”), partially owned by Ben M. Brigham, on occasion leases some of our acreage at market rates. There were no payments for the three months ended March 31, 2019 and 2018.

10. Subsequent Events
Initial Public Offering
In April 2019, Brigham Minerals completed the initial public offering of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. Following the Offering, Brigham Resources:

•
wrote-off $4.1 million of capitalized debt issuance cost and incurred a $2.3 million prepayment fee, resulting in a loss on extinguishment of debt of approximately $6.4 million in its statement of operations during the second quarter of 2019;

•	applied capitalized issuance cost of $4.9 million as a reduction of additional paid-in-capital; and

•
recognized a charge for stock compensation expense of approximately $56.3 million related to the estimated fair value of the management incentive units at the closing of the Offering based on the IPO price per share, all of which was non-cash. In addition, as the vesting conditions of the unvested incentive units are satisfied, Brigham Minerals will recognize additional non-cash charges for stock compensation expense of approximately $8.2 million.

Immediately prior to the consummation of the Offering, Brigham Resources distributed, directly or indirectly, to the Existing Owners all of its interests in Brigham Operating. As a result, neither Brigham Minerals nor Brigham LLC owned any direct or indirect interest in Brigham Operating at the time of the Offering.
As of March 31, 2019, Brigham Resources had $185 million of outstanding borrowings under the credit facility. In April 2019, Brigham Resources borrowed an additional $15.0 million from the credit facility, which increased the outstanding borrowings under the credit facility to $200.0 million. On May 7, 2019, Brigham Resources fully repaid the $200.0 million outstanding balance under the credit facility and a $2.3 million prepayment fee related to early extinguishment of debt with a portion of the net proceeds from the Offering that Brigham Minerals contributed to it. For further discussion, see "Note 7 - Subsequent Events" from the financial statements of Brigham Minerals, Inc. included elsewhere in this Quarterly Report.
New Revolving Credit Facility
On May 16, 2019 (the “closing date”) Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the various lenders from time to time party thereto, providing for a new revolving credit facility (our “new revolving credit facility”). Our new revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on substantially all of Brigham Resources and its domestic subsidiaries’ assets, including substantially all of their respective royalty and mineral properties.

Availability under our new revolving credit facility is governed by a borrowing base, which is subject to redetermination on August 1, 2019, November 1, 2019, February 1, 2020, and semi-annually thereafter on May 1 and November 1 of each year, commencing with May 1, 2020. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. As of the closing date, the borrowing base was $120 million and there were no amounts drawn under our new revolving credit facility.

Our new revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our new revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans, 1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our new revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our new revolving credit facility. Our new revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

Our new revolving credit facility matures on May 16, 2024. Loans drawn under our new revolving credit facility may be prepaid at any time without premium or penalty (other than customary LIBOR breakage) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected availability at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, Brigham Resources may permanently reduce or terminate in full the commitments under our new revolving credit facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our new revolving credit facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our new revolving credit facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

Our new revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, our new revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 4.00 to 1.00.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Brigham Resources, our predecessor for accounting purposes, included in the Registration Statement on Form S-1, as amended, filed with SEC and declared effective on April 17, 2019 (the "IPO registration statement"), as well as the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). Unless otherwise indicated, the historical financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating, and does not give effect to the initial public offering that we completed in April 2019.
The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved, probable and possible reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed under the heading "Risk Factors" in our IPO registration statement and elsewhere in this Quarterly Report, particularly in “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Our Predecessor and Brigham Minerals, Inc.
Brigham Minerals, Inc. (“Brigham Minerals”), is a Delaware corporation formed in June 2018 to become a holding company. Brigham Resources, LLC (“Brigham Resources,” or our “predecessor,”) is a Delaware corporation formed in March 2013. In connection with Brigham Minerals’ initial public offering (the “IPO” or the “Offering”) in April 2019, Brigham Minerals became a holding company whose sole material asset consists of common units ("Brigham LLC Units") of Brigham Minerals Holdings, LLC ("Brigham LLC"), of which Brigham Resources is a wholly owned subsidiary. Brigham Minerals became the managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business and will consolidate the financial results of Brigham LLC and its subsidiaries, including Brigham Resources. Unless the context otherwise requires, references in this section to "we," "us," "our" or like terms, (i) for periods prior to completion of the IPO, refer to the assets and operations (including reserves, production and acreage) of Brigham Resources, excluding the historical results and operations of Brigham Operating, and (ii) for periods after completion of the IPO, refer to the assets and operations of Brigham Minerals and its subsidiaries.
Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders. We achieve this by capturing growth in free cash flow from the continued development of our existing portfolio of 11,648 undeveloped horizontal drilling locations unburdened by development capital expenditures or lease operating expenses, as well as leveraging our highly experienced technical evaluation team to continue to execute upon our scalable business model of sourcing, methodically evaluating and integrating accretive minerals acquisitions in the core of top-tier, liquids-rich resource plays.
As of March 31, 2019, we owned 71,500 net royalty acres across 38 counties within four of the most highly economic, liquids-rich basins in the continental United States, including the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota. As of March 31, 2019, we received royalty revenue from roughly 3,600 gross horizontal wells and believe we will see continued growth in production, revenue and free cash flow from (i) approximately 860 drilled uncompleted wells ("DUCs") across our mineral and royalty interests, (ii) an average of 55 rigs running on our minerals over the last year, including an average of 73 rigs running in the first quarter of 2019 and (iii) approximately 660 filed horizontal drilling permits across our mineral and royalty interests (excluding Laramie County, Wyoming) that we believe will be drilled in the future.
Financial Highlights:

•
Our royalty revenues comprised of crude oil, natural gas and NGL sales increased 48% to $17.6 million for the three months ended March 31, 2019 as compared to the corresponding period from the prior year.

•	Our production volumes increased by 66% to 5,382 Boe per day (70% liquids) for the three months ended March 31, 2019 as compared to the corresponding period from the prior year.

•
Our net income was $4.2 million for the three months ended March 31, 2019. Adjusted EBITDA increased by 28% to $13.8 million for the three months ended March 31, 2019 as compared to the corresponding period from the prior year. Adjusted EBITDA ex lease bonus increased by 54% to $13.1 million for the three months ended March 31, 2019 as compared to the corresponding period from the prior year. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate Our Operations–Adjusted EBITDA and Adjusted EBITDA Ex Lease Bonus."

Corporate Highlights:

•
In April 2019, we completed our initial public offering of 16,675,000 shares of Class A common stock, which includes 2,175,000 shares of Class A common stock issued pursuant to the underwriters' exercise in full of their option to purchase additional shares, at a price to the public of $18.00 per share. This resulted in net proceeds to us of approximately $277.4 million, after deducting underwriting discounts and offering fees. We used a portion of the net proceeds from the Offering to fully repay the outstanding balance under our credit facility which was $200.0 million as of May 7, 2019. See "Note 10 - Subsequent Events" to the condensed consolidated financial statements of Brigham Resources, LLC contained elsewhere in this Quarterly Report.

Business Environment
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $107.95 per barrel in June 2014. The Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018. As of March 31, 2019, the posted price for oil was $60.19 per barrel and the Henry Hub spot market price of natural gas was $2.73 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.
Operational Update

Mineral and Royalty Interest Ownership Update
During the first quarter 2019, the Company deployed $41.3 million in capital acquiring 2,700 net royalty acres (standardized to a 1/8th royalty interest) in the Permian, SCOOP, DJ and Williston Basins. As of March 31, 2019, the Company owned roughly 71,500 net royalty acres across 38 counties which the Company views as the core of the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
The table below summarizes the Company’s mineral and royalty interest ownership as of the dates indicated (excludes pending transactions where we are conducting title due diligence).

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
March 31, 2019	20,550	3,200	9,750	9,700	15,450	6,850	6,000	71,500
December 31, 2018	19,200	3,200	8,700	9,700	15,400	6,800	5,800	68,800
Acres Added	1,350	—	1,050	—	50	50	200	2,700
Growth	7%	—%	12%	—%	1%	1%	3%	4%
Activity Update
The company saw significant conversions of DUCs during the quarter, which drove our sequential production growth. During the quarter ended March 31, 2019, we identified 196 gross (1.8 net) horizontal wells that had been converted to production, representing 24% of our gross DUCs as of year-end 2018 (29% of net DUCs). Conversions of gross wells by status are summarized in the graph below:

Acquired
24%
DUCs
74%
Permits
2%
264 Wells
Converted to
PDP

During the first quarter of 2019, the Company averaged approximately 73 rigs running on its mineral and royalty interests with approximately 3,400 net royalty acres under development on average. Of those rigs, 29 were operating on the Company’s Permian Basin minerals and 22 were operating on the Company's SCOOP/STACK minerals. Leading operators running rigs on Brigham’s mineral interests included Continental Resources, who on average ran 19 rigs across its minerals in SCOOP/STACK and the Williston, ExxonMobil who on average ran six rigs on its minerals in the Delaware and Williston and Concho Resources Inc., who ran on average six rigs on its minerals in the Delaware. Brigham’s rig activity by quarter is summarized in the graph below:
The Company expects near-term production growth will be driven by the continued conversion of its DUC and permit inventory. Brigham’s DUC and permit inventory as of March 31, 2019 by basin is outlined in the table below.

	Development Inventory by Basin
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	193	30	107	78	219	214	19	860
Permits	174	31	28	41	213	165	8	660
Net Inventory
DUCs	1.9	0.1	1.0	0.7	1.3	0.6	—	5.6
Permits	1.2	0.1	0.1	0.2	2.3	0.2	—	4.1

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil, natural gas and NGLs produced;

•	number of rigs on location, permits, spuds, completions and wells turned-in-line;

•	commodity prices; and

•	Adjusted EBITDA and Adjusted EBITDA ex lease bonus.
Volumes of Oil, Natural Gas and NGLs Produced
In order to track and assess the performance of our assets, we monitor and analyze our production volumes from the various resource plays that comprise our portfolio of mineral and royalty interests. We also regularly compare projected volumes to actual reported volumes and investigate unexpected variances.
Number of Rigs on Location, Permits, Spuds, Completions and Wells Turned-In-Line
In order to track and assess the performance of our assets, we monitor and analyze the number of rigs currently drilling our properties. We also constantly monitor the number of permits, spuds, completions and wells on production that are applicable to our mineral and royalty interests in an effort to evaluate near-term production growth from the various basins and resource plays that comprise our asset base.
Commodity Prices
The prices we receive for oil, natural gas and NGLs vary by geographical area. The relative prices of these products are determined by factors affecting global and regional supply and demand dynamics, such as economic and geopolitical conditions, production levels, availability of transportation, weather cycles and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and NYMEX prices are referred to as differentials. All of our production is derived from properties located in the United States.
Oil. The substantial majority of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. NYMEX light sweet crude oil, commonly referred to as WTI, is the prevailing domestic oil pricing index. The majority of our oil production is priced at the prevailing market price with the final realized price affected by both quality and location differentials.
The chemical composition of crude oil plays an important role in its refining and subsequent sale as petroleum products. As a result, variations in chemical composition relative to the benchmark crude oil, usually WTI, will result in price adjustments, which are often referred to as quality differentials. The characteristics that most significantly affect quality differentials include the density of the oil, as characterized by its API gravity, and the presence and concentration of impurities, such as sulfur.
Location differentials generally result from transportation costs based on the produced oil’s proximity to consuming and refining markets and major trading points.
Natural Gas. The NYMEX price quoted at Henry Hub is a widely used benchmark for the pricing of natural gas in the United States. The actual volumetric prices realized from the sale of natural gas differ from the quoted NYMEX price as a result of quality and location differentials.
Quality differentials result from the heating value of natural gas measured in Btus and the presence of impurities, such as hydrogen sulfide, carbon dioxide and nitrogen. Natural gas containing ethane and heavier hydrocarbons has a higher Btu value and will realize a higher volumetric price than natural gas that is predominantly methane, which has a lower Btu value. Natural gas with a higher concentration of impurities will realize a lower volumetric price due to the presence of the impurities in the natural gas when sold or the cost of treating the natural gas to meet pipeline quality specifications.
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end-user markets.

NGLs. NGL pricing is generally tied to the price of oil, but varies based on differences in liquid components and location.
Hedging
We enter into certain derivative instruments to partially mitigate the impact of commodity price volatility on our cash flow generated from operations. From time to time, such instruments may include variable-to-fixed-price swaps, fixed-price contracts, costless collars and other contractual arrangements. The impact of these derivative instruments could affect the amount of revenue we ultimately realize. Historically, we have only entered into minimal fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts may partially mitigate the effect of lower prices on our future revenue.
For the three months ended March 31, 2019 and 2018, our loss on commodity derivative instruments, net was $0.7 million and $0.3 million, respectively. Our open oil and natural gas derivative contracts as of March 31, 2019 are detailed in “Note 5 – Derivative Instruments” to the condensed consolidated financial statements of Brigham Resources, LLC included elsewhere in this Quarterly Report.
In addition, our credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 66 months in the future. As of March 31, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.3% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of March 31, 2019 and December 31, 2018.
Adjusted EBITDA and Adjusted EBITDA Ex Lease Bonus
Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP supplemental financial measures used by our management and by external users of our financial statements such as investors, research analysts and others to assess the financial performance of our assets and their ability to sustain dividends over the long term without regard to financing methods, capital structure or historical cost basis.
We define Adjusted EBITDA as net income (loss) before depreciation, depletion and amortization, interest expense, gain or loss on sale and distribution of equity securities, gain or loss on derivative instruments and income tax expense, less other income and gain or loss on sale of oil and gas properties. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus revenue we receive due to the unpredictability of timing and magnitude of the revenue.
Adjusted EBITDA and Adjusted EBITDA ex lease bonus do not represent and should not be considered alternatives to, or more meaningful than, net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Adjusted EBITDA and Adjusted EBITDA ex lease bonus have important limitations as analytical tools because they exclude some but not all items that affect net income, the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to the most directly comparable GAAP financial measure for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to net income:	(In thousands)
Net income	$4,195	$8,196
Add:
Depreciation, depletion, and amortization	5,116	2,545
Interest expense, net	3,825	474
Loss on derivative instruments, net	685	359
Income tax expense	31	16
Less:
Other income, net	29	3
Gain on sale and distribution of equity securities	—	823
Adjusted EBITDA	$13,823	$10,764
Less:
Lease bonus revenue	675	2,219
Adjusted EBITDA ex lease bonus	$13,148	$8,545
Sources of Our Revenues
Our revenues are primarily derived from the mineral and royalty payments we receive from our operators based on the sale of oil, natural gas and NGLs produced from our properties, as well as from lease bonus payments. Mineral and royalty revenues may vary significantly from period to period as a result of changes in volumes of production sold by our operators, production mix and commodity prices. Lease bonus revenues vary from period to period as a result of leasing activity on our mineral interests.
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended March 31,
	2019	2018
Royalty revenues
Oil sales	74%	64%
Natural gas sales	14%	12%
NGL sales	8%	8%
Total royalty revenue	96%	84%
Lease bonus revenue	4%	16%
Total revenues	100%	100%

Principle Components of Our Cost Structure
The following is a description of the principle components of our cost structure. However, as an owner of mineral and royalty interests, we are not obligated to fund drilling and completion capital expenditures to bring a horizontal well on line, lease operating expenses to produce our oil, natural gas and NGLs nor the plugging and abandonment costs at the end of a well’s economic life. All of the aforementioned costs are borne entirely by the exploration and production company that has leased our mineral and royalty interests.
Gathering, Transportation and Marketing Expenses

Gathering, transportation and marketing expenses include the costs to process and transport our production to applicable sales points. Generally, the terms of the lease governing the development of our properties permits the operator to pass through these expenses to us by deducting a pro rata portion of such expenses from our production revenues.
Severance and Ad Valorem Taxes
Severance taxes are paid on produced oil, natural gas or NGLs based on either a percentage of revenues from production sold or the number of units of production sold at fixed rates established by federal, state or local taxing authorities. In general, the production taxes we pay correlate to changes in our oil, natural gas and NGL revenues, which is driven by our production volumes and prices received for our oil, natural gas and NGLs. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the state or local government’s appraisal of the value of our oil, natural gas and NGL properties, which also trend with anticipated production, as well as oil, natural gas and NGL prices. Rates, methods of calculating property values and timing of payments vary across the different counties in which we own mineral and royalty interests.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) is the systematic expensing of the capitalized costs incurred to acquire evaluated oil and natural gas properties. We use the full cost method of accounting, and, as such, all acquisition related costs to acquire evaluated properties are capitalized and amortized in aggregate based on the estimated economic productive lives of our properties. Depletion is the expense recorded based on the cost basis of our properties and the volume of hydrocarbons extracted during each respective period, calculated on a units-of-production basis. Estimates of proved reserves are a major component of our calculation of depletion. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports unless circumstances indicate that there has been a significant change in reserves or costs. The year-end reserve reports are audited by Cawley, Gillespie &Associates, Inc., our independent reserve engineers ("CG&A").
General and Administrative
General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our properties, audit and other fees for professional services and legal compliance. As a result of becoming a public company, we anticipate incurring incremental G&A expenses including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These incremental G&A expenses are not reflected in the historical financial statements of our predecessor.
Interest Expense
We finance a portion of our working capital requirements and acquisitions with borrowings under our credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our credit facility in interest expense. In connection with the closing of our IPO, we fully repaid the outstanding borrowings under our credit facility. On May 16, 2019, we entered into our new revolving credit facility, pursuant to which we will finance a portion of our working capital requirements and acquisitions. Please see “-New Revolving Credit Facility.”

Income Tax Expense
Brigham Minerals is subject to U.S. federal and state income taxes as a corporation. Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of up to 1.00% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A portion of our mineral and royalty interests are located in Texas basins.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,		Variance
	2019	2018		%
	(Dollars in thousands, except for realized prices)
Production:
Oil (MBbls)	267	151	116	76%
Natural gas (MMcf)	869	555	314	57%
NGLs (MBbls)	73	49	24	49%
Equivalents (MBoe)	485	293	192	66%
Equivalents per day (Boe/d)	5,382	3,252	2,130	66%
Revenues:
Oil sales	$13,576	$8,957	$4,619	52%
Natural gas sales	2,586	1,622	964	59%
NGL sales	1,428	1,285	143	11%
Total mineral and royalty revenue	$17,590	$11,864	$5,726	48%
Lease bonus and other revenue	$675	$2,219	$(1,544)	(70)%
Total revenues	$18,265	$14,083	$4,182	30%
Realized prices, without derivatives:
Oil ($/Bbl)	$50.86	$59.14	$(8.28)	(14)%
Natural gas ($/Mcf)	2.98	2.92	0.06	2%
NGLs ($/Bbl)	19.65	26.34	(6.69)	(25)%
Equivalents ($/Boe)	$36.31	$40.54	$(4.23)	(10)%
Realized prices, with derivatives:
Oil ($/Bbl) (1)	$51.61	$58.36	$(6.75)	(12)%
Equivalents ($/Boe) (1)	36.72	40.13	(3.41)	(8)%
Operating expenses:
Gathering, transportation and marketing	$1,114	$1,095	$19	2%
Severance and ad valorem taxes	1,379	760	619	81%
Depreciation, depletion, and amortization	5,116	2,545	2,571	101%
General and administrative	1,949	1,464	485	33%
Total operating expenses	$9,558	$5,864	$3,694	63%
Other expenses:
Interest expense, net	$3,825	$474	$3,351	707%
Loss on derivative instruments, net	685	359	326	91%
Total other expenses	$4,510	$833	$3,677	441%
_______________________

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Revenues
Total revenues for the three months ended March 31, 2019 increased by 30%, or $4.2 million, compared to the three months ended March 31, 2018. The increase was attributable to a $5.7 million increase in mineral and royalty revenue during the period partially offset by a $1.5 million decrease in lease bonus revenue. The increase in mineral and royalty revenue was primarily attributable to increased drilling and completion activity on our mineral and royalty interests, which resulted in a 66% increase in production volumes to 5,382 Boe/d and a corresponding increase in revenue of $7.7 million. This was partially offset by a 10% decrease in realized commodity prices, resulting in a decrease in royalty revenue of $2.0 million.
Oil revenues for the three months ended March 31, 2019 increased 52%, or $4.6 million, compared to the three months ended March 31, 2018. Oil production volumes increased 76% to 2,965 barrels per day resulting in a $6.8 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian, DJ, Anadarko, and Williston Basins. In particular, volumes in the Permian Basin in the first quarter of 2019 were up 115% or 738 barrels per day compared to the first quarter of 2018. This was partially offset by a decrease in realized oil prices of 14.0% to $50.86 per barrel resulting in a decrease in revenues of $2.2 million.
Natural gas revenues for the three months ended March 31, 2019 increased 59%, or $1.0 million, compared to the three months ended March 31, 2018. Natural gas production volumes increased 57% to 9,657 Mcf/d resulting in a $0.9 million increase in natural gas revenue. The increase in natural gas production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Anadarko, Permian, DJ, and Williston Basins. Realized natural gas prices increased 2% to 2.98 per Mcf resulting in an increase in revenue of $0.1 million.
NGL revenues for the three months ended March 31, 2019 increased 11%, or $0.1 million, compared to the three months ended March 31, 2018. NGL production volumes increased 49% to 807 barrels per day resulting in an increase of $0.6 million. This was partially offset by a decrease in realized NGL prices of 25% to $19.65 per barrel resulting in a decrease of $0.5 million in NGL sales.
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the three months ended March 31, 2019 is primarily attributable to the fact that lease bonus over a quarterly basis can be highly variable. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the three months ended March 31, 2019, gathering, transportation and marketing expenses marginally increased by 2% compared to the three months ended March 31, 2018.
Severance and ad valorem taxes. For the three months ended March 31, 2019, severance and ad valorem taxes increased 81%, or $0.6 million, over the three months ended March 31, 2018, primarily due to higher revenue associated with increased production.
Depreciation, depletion and amortization. DD&A expense increased 101% , or $2.6 million, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Higher production volumes increased our DD&A expense by $1.6 million and a higher depletion rate increased our DD&A expense by $1.0 million. The depletion rate was $10.26 per Boe and $8.09 per Boe for the three months ended March 31, 2019 and 2018, respectively. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports unless circumstances indicate that there has been a significant change in reserves or costs.
General and administrative. For the three months ended March 31, 2019, G&A expense increased $0.5 million, or 33%, compared to the three months ended March 31, 2018 as a result of increased headcount and incremental business development expenses. G&A expense per Boe decreased 20% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to our 66% increase in production volumes.
Interest expense. Interest expense increased $3.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to greater average outstanding borrowings and higher interest rates under our credit facility. The need for greater borrowings was driven by our increased acquisition pace in the second half of 2018 and first quarter of 2019 relative to the first half of 2018. Our weighted-average interest rate was 8.0% and 4.8% for the three months ended March 31, 2019 and 2018, respectively.

Loss on derivative instruments, net. For the three months ended March 31, 2019, we recognized a net loss on derivative instruments of $0.7 million, which is attributable to oil derivative instruments. We realized a $0.2 million gain on our settled derivative instruments during the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized a net loss on derivative instruments of $0.3 million attributable to oil derivative instruments, of which $0.1 million was realized.
Factors Affecting the Comparability of Our Results of Operations to the Historical Results of Operations of Our Predecessor
Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.
Corporate Reorganization
The historical condensed consolidated financial statements included in this Quarterly Report for periods on or before March 31, 2019 are based on the financial statements of our predecessor prior to our corporate reorganization consummated in connection with our IPO. As a result, the historical unaudited condensed consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization described in the IPO registration statement had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
In connection with our IPO, Brigham Resources became a wholly owned subsidiary of Brigham LLC. After giving effect to the corporate reorganization and the IPO, Brigham Minerals owned an approximate 43.3% interest in Brigham LLC. In addition, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business. See "Note 7 - Subsequent Events" to the unaudited interim financial statements of Brigham Minerals, Inc. contained elsewhere in this Quarterly Report.
The corporate reorganization that was completed contemporaneously with the closing of the Offering provided a mechanism by which the Brigham LLC Units to be allocated amongst the Existing Owners, including the holders of our management incentive units, was determined. As a result, the satisfaction of all conditions relating to the vesting of certain management incentive units held in Brigham Equity Holdings, LLC ("Brigham Equity Holdings") by our management and employees became probable. Accordingly, subsequent to the Offering, we recognized a charge for stock compensation expense of approximately $56.3 million related to the estimated fair value of the management incentive units at the closing of the Offering, based on the IPO price per share in the Offering, all of which was non-cash. In addition, as the vesting conditions of the unvested incentive units are satisfied we will recognize additional non-cash charges for stock compensation expense of approximately $8.2 million.
Public Company Expenses
As a result of the Offering, we will incur direct, incremental G&A expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.
Income Taxes
We are subject to U.S. federal and state income taxes as a corporation. Our predecessor was treated as a flow-through entity, and is currently treated as a disregarded entity, for U.S. federal income tax purposes, and as such, is generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members, including us. Accordingly, the financial data of our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). We estimate that our predecessor would have been subject to U.S. federal, state, and local taxes at a blended statutory rate of approximately 23.0% of 2018 pre-tax earnings and will be subject to a blended statutory rate of approximately 23.0% for 2019. Based on blended statutory rates of approximately 23.0% for 2018 and 2019, our predecessor would have incurred pro forma income tax expense for the three months ended March 31, 2019 and 2018 of approximately $1.0 million and $1.9 million, respectively.
Capital Requirements and Sources of Liquidity

Historically, our primary sources of liquidity have been capital contributions from our existing owners, borrowings under our debt arrangements and cash flows from operations. Following the completion of our Offering, we expect our primary sources of liquidity to be the net proceeds retained from the Offering, cash flows from operations, borrowings under our new revolving credit facility that we entered into in May 2019 (as described below) or any other credit facility and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of dividends to our stockholders and for investing in our business, specifically the acquisition of additional mineral and royalty interests.
As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the three months ended March 31, 2019, we incurred approximately $42.7 million for acquisition-related capital expenditures, inclusive of a $1.4 million payment for an acquisition that closed in 2018. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2019, following the closing of the Offering, we believe that our cash flow from operations, additional borrowings under our new revolving credit facility and a portion of the proceeds from the Offering will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of March 31, 2019, we had $185 million outstanding under our credit facility with $15 million remaining under the delayed draw down component and $10 million available under the related revolving credit facility. We fully repaid our outstanding borrowings under our credit facility, which were $200.0 million as of May 7, 2019, and entered into a new expanded revolving credit facility. See "—New Revolving Credit Facility" below. As of May 17, 2019, subsequent to the repayment of our credit facility, we had liquidity of $215.0 million.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $29.3 million at March 31, 2019, as compared to $53.6 million at December 31, 2018. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. For the three months ended March 31, 2019, we did not record an additional allowance for doubtful accounts.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears. Our cash and cash equivalents balance totaled $8.6 million and $32.0 million at March 31, 2019 and December 31, 2018, respectively. We expect that our cash flows from operations and additional borrowings under our new revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$10,039	$6,608
Net cash used in investing activities	(43,460)	(25,628)
Net cash provided by financing activities	10,000	34,624
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2019 and 2018
Net cash provided by operating activities

Net cash provided by operating activities is primarily affected by the prices of oil, natural gas and NGLs, production volumes, leasing revenue and changes in working capital. The increase in net cash provided by operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to a 66% increase in production volumes partially offset by (i) the 10% decrease in realized prices during the three months ended March 31, 2019 discussed above; (ii) increases in operating expenses and (iii) lower lease bonus revenues. Typically, an operator makes initial payment related to a new well approximately six months after the well has come on line, which payment often comprises of multiple months of production revenue.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the three months ended March 31, 2019, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $42.7 million, inclusive of a $1.4 million payment for an acquisition that closed in 2018. For the three months ended March 31, 2018, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $25.6 million.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 included borrowings under our credit facility of $10.0 million. Net cash provided by financing activities for the three months ended March 31, 2018 included $21.6 million in net capital contributions from the Existing Owners and $13.0 million in net borrowings under our prior revolving credit facility.
Our Credit Facility
On July 27, 2018, we entered into a credit agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent. Our credit facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments, and is collateralized by certain of our royalty and mineral properties.
Our credit facility provides for a $125 million initial term loan and a $75 million delayed draw term loan (“DDTL”). Also, a $10 million revolving credit facility is available for general corporate purposes, which was undrawn as of May 7, 2019. In addition, as of May 7, 2019, we had $200.0 million of term loans and DDTL borrowings outstanding under the credit facility. We used a portion of the proceeds from the Offering to repay the outstanding borrowings under the term loan portion and DDTL portion of our credit facility and terminated the credit facility on May 7, 2019. See "Note 10 - Subsequent Events" to the condensed consolidated financial statements of Brigham Resources, LLC contained elsewhere in this Quarterly Report. Our credit facility bears interest at a rate per annum equal to, at our option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%. Our credit facility requires us to maintain compliance with customary financial and collateral coverage ratios. See "Note 7 - Long-Term Debt" to the condensed consolidated financial statements of Brigham Resources, LLC contained elsewhere in this Quarterly Report for further discussion.
We terminated our credit facility in May 2019 in connection with our new revolving credit facility. See "—New Revolving Credit Facility" below.
Prior Revolving Credit Facility

Prior to entering into our credit facility, we maintained a revolving credit facility (our “prior revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain lenders party thereto with commitments of $150 million (subject to a borrowing base). We paid the $70 million outstanding balance under our prior revolving credit facility with proceeds from our credit facility and terminated the prior revolving credit facility.
New Revolving Credit Facility
On May 16, 2019 (the “closing date”) Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the various lenders from time to time party thereto, providing for a new revolving credit facility (our “new revolving credit facility”). Our new revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on substantially all of Brigham Resources and its domestic subsidiaries’ assets, including substantially all of their respective royalty and mineral properties.

Availability under our new revolving credit facility is governed by a borrowing base, which is subject to redetermination on August 1, 2019, November 1, 2019, February 1, 2020, and semi-annually thereafter on May 1 and November 1 of each year, commencing with May 1, 2020. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. As of the closing date, the borrowing base was $120 million, and there were no amounts drawn under our new revolving credit facility.

Our new revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our new revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans, 1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our new revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our new revolving credit facility. Our new revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

Our new revolving credit facility matures on May 16, 2024. Loans drawn under our new revolving credit facility may be prepaid at any time without premium or penalty (other than customary LIBOR breakage) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected availability at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, Brigham Resources may permanently reduce or terminate in full the commitments under our new revolving credit facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our new revolving credit facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our new revolving credit facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

Contractual Obligations
A summary of our contractual obligations as of March 31, 2019, is provided in the following table.

	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Long-term debt obligations (1)	$2,313	$8,965	$8,525	$8,106	$7,709	$149,382	$185,000
Office lease	421	654	672	689	474	111	$3,021
Total	$2,734	$9,619	$9,197	$8,795	$8,183	$149,493	$188,021
(1) As of March 31, 2019, we had $185 million outstanding under our credit facility and $15 million of additional borrowing capacity available under the delayed draw term loan and $10 million of additional borrowing capacity available under the related revolving credit facility.
On May 7, 2019, we used a portion of the net proceeds from the Offering to fully repay the outstanding borrowings under our credit facility, which was $200.0 million, and entered into a new revolving credit facility. See "Note 10 - Subsequent Events" to the unaudited condensed consolidated financial statements of Brigham Resources, LLC contained elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of March 31, 2019, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our IPO registration statement.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $107.95 per barrel in June 2014, and as of March 31, 2019, the posted price for oil was $60.19 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise declined and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018, and as of March 31, 2019, the Henry Hub spot market price of natural gas was $2.73 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are discussed in our IPO registration statement under “Risk Factors—Risks Related to Our Business—Substantially all of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. Prices of oil, natural gas and NGLs are volatile due to factors beyond our control. A substantial or extended decline in commodity prices may adversely affect our business, financial condition or results of operations.”
A $1.00 per barrel change in our realized oil price would have resulted in a $0.3 million change in our oil revenues for the three months ended March 31, 2019. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.1 million change in our natural gas revenues for the three months ended March 31, 2019. A $1.00 per barrel change in NGL prices would have resulted in a $0.1 million change in our NGL revenues for the three months ended March 31, 2019. Royalties on oil sales contributed 74% of our total revenues for the three months ended March 31, 2019. Royalties on natural gas sales contributed 14% and royalties on NGL sales contributed 8% of our total revenues for the three months ended March 31, 2019.
We enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Our credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 66 months in the future. As of March 31, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.3% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of March 31, 2019 and December 31, 2018.
Our open positions as of March 31, 2019 are as follows:

Description & Production Period	Volume (Bbl)	Weighted Average Swap Price ($/Bbl)
Crude Oil Swaps:
April 2019 — June 2019	15,000	$63.61
July 2019 — September 2019	15,000	$63.61
October 2019 — December 2019	15,000	$63.61
Total	45,000	$63.61

At March 31, 2019 and December 31, 2018, we had a net asset derivative position of $0.1 million and $1.1 million, respectively, related to our oil price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2019, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to a net liability position of $0.1 million, a decrease of $0.2 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $0.4 million, an increase of $0.3 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. The counterparties to our derivative contracts currently in place have investment grade ratings.
Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators and customers is acceptable.
Interest Rate Risk
As of March 31, 2019, we had $185 million of debt outstanding under our credit facility, with an assumed weighted average interest rate of 8.00%, for the three months ended March 31, 2019. Interest is calculated under the terms of the credit agreement governing our credit facility at a rate per annum equal to, at our option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $1.9 million per year, with a corresponding decrease in our results of operations. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have any interest rate hedges in place.
Item 4. — Controls and Procedures
Internal controls over financial reporting

Upon becoming a public company, we became required to comply with the SEC’s rules implementing Section 302 and Section 404 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports, and, beginning with the year following the first fiscal year for which we are required to file an annual report with the SEC, provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 beginning with our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. To comply with the requirements of being a public company, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff.

Disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at March 31, 2019.
Change in internal controls over financial reporting
As described under “-Material Weakness and Remediation” below, we have undertaken remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2019. Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weaknesses and Remediation
Prior to the completion of the Offering, Brigham Resources has been a private company that has required fewer accounting personnel to execute its accounting processes and supervisory resources to address its internal control over financial reporting, which we believed were adequate for a private company of its size and industry. In preparation for ongoing operations of a public company, we engaged third-party consultants to assist with the documentation, implementation and testing of enhanced accounting processes and control procedures required to meet the financial reporting requirements of a public company. Nevertheless, the design and execution of our controls has not been sufficiently tested by individuals with financial reporting oversight roles or by our third party consultants. In connection with the preparation and review of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, our management identified certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain recent transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. After identifying such material weaknesses, which resulted in errors in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, we reviewed our audited financial statements for the year ended December 31, 2017 for additional potential accrual and presentation errors, which resulted in an immaterial correction of the presentation of gains and losses on sales of assets to include such gains and losses in other operating income for all periods presented. For more information regarding the impact of these material weaknesses on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, please see “Risk Factors-Risks Related to the Offering and Our Class A Common Stock-We have identified and are in the process of remediating certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain recent transactions. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may cause current and potential stockholders to lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.” in our IPO registration statement.

We are working to remediate the material weaknesses, which originated in our internal control over financial reporting described above. To date, we have taken steps to enhance our internal control environment, including implementing additional review procedures that we believe have remediated certain aspects of the identified material weaknesses. We have also engaged a third-party consultant to develop a plan for remediating the remaining aspects of the identified material weaknesses, including implementing additional review procedures, employing additional finance and accounting personnel and reevaluating our internal reporting procedures with respect to revenue recognition. Due to the material weaknesses described above, management performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 are fairly presented, in all material respects, in accordance with generally accepted accounting principles. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. In addition, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. — Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our IPO registration statement. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our IPO registration statement.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On April 23, 2019, pursuant to a Master Reorganization Agreement (the “Master Reorganization Agreement”) dated April 17, 2019 by and among the Company, Brigham LLC, Brigham Equity Holdings and the other parties listed on the signature pages thereto (i) all of the outstanding membership interests in Brigham LLC were converted into Brigham LLC Units, (ii) the Company issued shares of Class A common stock to certain of Brigham Equity Holdings’ existing owners in exchange for incentive units in Brigham Equity Holdings, (iii) Brigham Equity Holdings distributed all of its equity interests in Brigham LLC, other than its interests in Brigham LLC attributable to certain unvested incentive units in Brigham Equity Holdings, to Brigham Equity Holdings to the Company and Brigham Equity Holdings other existing owners (which resulted in the ownership in Brigham LLC of Brigham Equity Holdings’ existing owners with respect to unvested incentive units remaining consolidated in Brigham Equity Holdings), (iv) the Company issued shares of Class A common stock sold to purchasers in the Offering in exchange for the proceeds of the Offering, (v) the Company issued to each holder of Brigham LLC Units following the restructuring, other than the Company and its subsidiaries, a number of shares of the Company’s Class B common stock, par value $0.01 per share, equal to the number of Brigham LLC Units held by such person following the Offering, and (vi) the Company contributed, directly or indirectly, the net proceeds of the Offering to Brigham LLC in exchange for an additional number of Brigham LLC Units such that the Company holds, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the Offering.
The shares of Class A common stock and Class B common stock issued pursuant to the Master Reorganization Agreement, other than such shares of Class A common stock as were issued in the Offering, were offered and sold by the Company in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds
On April 23, 2019, the Company completed its firm commitment initial public offering of 14,500,000 shares of its Class A common stock at a price of $18.00 per share pursuant to its Registration Statement on Form S-1 (File 333-230373), as amended and declared effective by the SEC on April 17, 2019, and its Registration on Form S-1 (File 333-230926) which automatically became effective upon filing with the SEC on April 17, 2019 pursuant to Rule 462(b) under the Securities Act. The Company granted the underwriters a 30-day option to purchase up to an additional 2,175,000 shares of Class A common stock, which was exercised in full on April 24, 2019. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. LLC acted as joint book-running managers and representatives of the underwriters in the Offering. The gross proceeds of the Offering, including from the underwriters exercise of their option in full to purchase 2,175,000 shares of Class A common stock, was $300.1 million, which resulted in net proceeds to the Company of $277.4 million after deducting $18 million of underwriting discounts and commissions and $4.7 million of offering-related expenses. The Company contributed the net proceeds from the Offering to Brigham LLC, which used $202.3 million to repay the outstanding balance under the credit facility (including prepayment fees) and will use the remaining net proceeds to fund future mineral and royalty acquisitions. No payments, fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate of the Company.

Item 5. —Other Information
Entry into a Material Definitive Agreement. (Item 1.01)

On May 16, 2019, Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the various lenders from time to time party thereto, providing for a new revolving credit facility. A description of the new revolving credit facility is contained in Item 2 of Part I of this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition-Capital Requirements and Sources of Liquidity-New Revolving Credit Facility” and is hereby incorporated by reference. The summary of the new revolving credit facility contained in this Quarterly Report does not purport to be complete and is qualified in its entirety by reference to the full text of the credit agreement governing the new revolving credit facility, a copy of which is filed as Exhibit 10.13 to this Quarterly Report and is incorporated herein by reference.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. (Item 2.03)

The information set forth under Item 5 under “Entry into a Material Definitive Agreement. (Item 1.01)” is incorporated herein by reference.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit
2.1	Master Reorganization Agreement, dated April 17, 2019, by and among Brigham Minerals, Inc. and the other parties named therein. (1)
2.2	Contribution and Distribution Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the parties named therein. (2)
3.1	Amended and Restated Certificate of Incorporation of Brigham Minerals, Inc., filed with the Secretary of State of the State of Delaware on April 23, 2019. (2)
3.2	Amended and Restated Bylaws of Brigham Minerals, Inc., effective April 23, 2019. (2)
4.1	Registration Rights Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the stockholders named therein. (2)
4.2	Stockholders’ Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the stockholder named therein. (2)
4.3*	Form of Restricted Stock Unit Award Agreement. (3)
4.4*	Form of Restricted Stock Unit Award Agreement (Directors). (3)
4.5	Form of Performance Stock Unit Award Agreement. (3)
4.6	Form of Restrict Stock Award Agreement. (3)
10.1	Indemnification Agreement (Ben M. Brigham). (1)
10.2	Indemnification Agreement (Robert M. Roosa). (1)
10.3	Indemnification Agreement (Blake C. Williams). (1)
10.4	Indemnification Agreement (Harold D. Carter). (1)
10.5	Indemnification Agreement (John Holland). (1)
10.6	Indemnification Agreement (W. Howard Keenan, Jr.). (1)
10.7	Indemnification Agreement (James R. Levy). (1)
10.8	Indemnification Agreement (Richard Stoneburner). (1)
10.9	Indemnification Agreement (John R. Sult). (1)
10.1	Amended and Restated Limited Liability Company Agreement of Brigham Minerals Holdings, LLC, dated April 23, 2019. (2)
10.2	Second Amended and Restated Limited Liability Company Agreement of Brigham Equity Holdings, LLC, dated April 23, 219. (2)
10.3	Brigham Minerals, Inc. 2019 Long-Term Incentive Plan. (2) †
10.13*
Credit Agreement, dated as of May 16, 2019, among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner.

31.1*	Certificate of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.
________________
*    The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.
(1)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 22, 2019.

(2)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 29, 2019.
(3)    Incorporated by reference to the registrant’s Registration Statement on Form S-8, filed on April 23, 2019.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 20, 2019

BRIGHAM MINERALS, INC.

By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

By:	/s/ Blake Williams
Blake C. Williams
Chief Financial Officer