Form 10-Q
period 2019-06-30
Brigham Minerals, Inc.
filed 2019-08-09
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-38870
Brigham Minerals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-1106283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5914 W. Courtyard Drive, Suite 150 Austin, Texas	78730
(Address of principal executive offices)	(Zip code)
(512) 220-6350
(Registrant’s telephone number, including area code)
___________________

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01	MNRL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 21,997,198 shares of Class A common stock and 28,777,802 shares of Class B common stock outstanding as of July 31, 2019.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

i

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

Term	Definition
Basin	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
Bbl	One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate or NGLs.
Boe
One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Boe/d	One Boe per day.
British thermal unit or Btu	The quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Completion	Installation of permanent equipment for production of oil, natural gas or NGLs, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.
Development costs
Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil, natural gas and NGLs. For a complete definition of development costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(7).

Development project
The means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Drilled but Uncompleted Well	A well that an operator has spud but has not yet begun hydraulic fracturing or completion operations.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a mineral or royalty interest is owned.
MBbl	One thousand barrels of crude oil, condensate or NGLs.
MBoe	One thousand Boe.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One Mcf per day.
MMBtu	One million British thermal units.
MMcf	One million cubic feet of natural gas.
Net royalty acre	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest.
Net well	The percentage of net revenue interest an owner has out of a gross well. For example, an owner who has an 25% royalty interest in a single well owns 0.25 net wells.
NGLs	Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline.
NYMEX	The New York Mercantile Exchange.
Operator	The individual or company responsible for the development and/or production of an oil or natural gas well or lease.
Possible Reserves	Reserves that are less certain to be recovered than probable reserves.
Probable reserves	Reserves that are less certain to be recovered than proved reserves but that, together with proved reserves, are as likely as not to be recovered.
Production costs
Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

GLOSSARY OF TERMS (continued)

Term	Definition
Prospect
A specific geographic area that, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves
Those quantities of oil, natural gas and NGLs that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For a complete definition of proved oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

Realized price	The cash market price less all expected quality, transportation and demand adjustments.
Reserves
Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir
A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty
An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Spot market price	The cash market price without reduction for expected quality, transportation and demand adjustments.
Spud	Commenced drilling operations on an identified location.
Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil, natural gas or NGLs regardless of whether such acreage contains proved reserves.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report.

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

v

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$82,727	$31,985
Restricted cash	—	474
Accounts receivable	20,262	20,695
Prepaid expenses and other	2,208	7,103
Short-term derivative assets	162	1,057
Total current assets	105,359	61,314
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	244,755	228,151
Evaluated property	355,563	289,851
Less accumulated depreciation, depletion and amortization	(41,214)	(27,628)
Oil and gas properties—net	559,104	490,374
Other property and equipment	5,521	5,408
Less accumulated depreciation	(3,406)	(3,115)
Other property and equipment—net	2,115	2,293
Deferred tax asset	9,913	—
Other assets, net	1,151	45
Total assets	$677,642	$554,026

LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,173	$5,662
Current portion of debt	—	2,188
Total current liabilities	7,173	7,850
Long-term debt	—	168,517
Deferred tax liability	—	3,684
Other non-current liabilities	51	27
Temporary equity	611,962	—
Shareholders' and members’ equity:
Members’ contributed capital	—	208,728
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 21,997,198 shares issued and outstanding at June 30, 2019	220	—
Class B common stock, $0.01 par value; 150,000,000 authorized, 28,777,802 shares issued and outstanding at June 30, 2019	—	—
Additional paid-in capital	57,719	(3,057)
Retained earnings	517	168,277
Total shareholders' equity attributable to Brigham Minerals, Inc. and members’ equity	58,456	373,948
Total liabilities and shareholders' and members’ equity	$677,642	$554,026

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
REVENUES
Mineral and royalty revenues	$23,049	$14,522	$40,639	$26,386
Lease bonus and other revenues	1,480	2,367	2,155	4,586
Total revenues	24,529	16,889	42,794	30,972
OPERATING EXPENSES
Gathering, transportation and marketing	1,523	912	2,637	2,007
Severance and ad valorem taxes	1,450	882	2,829	1,642
Depreciation, depletion and amortization	6,760	3,213	11,876	5,758
General and administrative	9,762	1,318	11,711	2,782
Total operating expenses	19,495	6,325	29,053	12,189
Income from operations	5,034	10,564	13,741	18,783
Gain (loss) on derivative instruments, net	73	(555)	(612)	(914)
Interest expense, net	(1,270)	(652)	(5,095)	(1,126)
Loss on extinguishment of debt	(6,933)	—	(6,933)	—
Gain on sale and distribution of equity securities	—	—	—	823
Other income, net	6	6	35	10
(Loss) income before income taxes	(3,090)	9,363	1,136	17,576
Income tax expense	117	12	307	28
NET (LOSS) INCOME	$(3,207)	$9,351	$829	$17,548
Less: net income attributable to Predecessor	(1,590)	(9,351)	(5,092)	(17,548)
Less: net loss attributable to temporary equity	2,941	—	2,941	—
Net loss attributable to Brigham Minerals, Inc. shareholders	$(1,856)	$—	$(1,322)	$—

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.12)	$—	$(0.24)	$—
Diluted	$(0.12)	$—	$(0.25)	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	17,819	—	8,959	—
Diluted	41,460	—	20,806	—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
NET (LOSS) INCOME	$(3,207)	$9,351	$829	$17,548
Other comprehensive income	—	—	—	—
Unrealized gains (losses) on available for sale equity securities, net	—	—	—	141
Reclassification of gains on sale and distribution of available for sale equity securities	—	—	—	(823)
Other comprehensive income	—	—	—	(682)
COMPREHENSIVE (LOSS) INCOME	$(3,207)	$9,351	$829	$16,866
Comprehensive income attributable to Predecessor	(1,590)	(9,351)	(5,092)	(16,866)
Comprehensive loss attributable to temporary equity	2,941	—	2,941	—
Comprehensive loss attributable to shareholders	$(1,856)	$—	$(1,322)	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' EQUITY
(Unaudited)

	Members' Contributed	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Total Shareholders' and Members'
(In thousands)	Capital	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2018	$208,728	—	$—	—	—	$(3,057)	$168,277	$373,948
Net income attributable to shareholders	—	—	—	—	—	—	534	534
Net income attributable to Predecessor	—	—	—	—	—	—	3,502	3,502
Balance—March 31, 2019	$208,728	—	$—	—	$—	$(3,057)	$172,313	$377,984

Net income attributable to shareholders	—	—	—	—	—	—	314	314
Net income attributable to Predecessor	—	—	—	—	—	—	1,590	1,590
Balance prior to corporate reorganization and IPO	$208,728	—	$—	—	$—	$(3,057)	$174,217	$379,888
Exchange of Units of Brigham Minerals Holdings, LLC for Class A Common Stock and Class B Common Stock	(208,728)	5,322	53	28,778	—	380,205	(171,530)	—
Issuance of common stock in IPO, net of offering cost	—	16,675	167	—	—	274,746	—	274,913
Deferred tax asset arising from the IPO	—	—	—	—	—	13,664	—	13,664
Reclassification of non-controlling interests to temporary equity	—	—	—	—	—	(518,000)	—	(518,000)
Share-based compensation expense	—	—	—	—	—	7,505	—	7,505
Net income post-IPO	—	—	—	—	—	—	(2,170)	(2,170)
Adjustment of temporary equity to redemption amount	—	—	—	—	—	(97,344)	—	(97,344)
Balance—June 30, 2019	$—	21,997	$220	28,778	$—	$57,719	$517	$58,456

	Members' Contributed	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders' and Members'
(In thousands)	Capital	Shares	Amount	Shares	Amount	Income	Earnings	Equity
Balance—December 31, 2017	$166,030	—	$—	—	$—	$682	$135,462	$302,174
Contributions	21,625	—	—	—	—	—	—	21,625
Distributions	(4,246)	—	—	—	—	—	—	(4,246)
Other comprehensive income	—	—	—	—	—	(682)	—	(682)
Net income	—	—	—	—	—	—	8,197	8,197
Balance—March 31, 2018	$183,409	—	$—	—	$—	$—	$143,659	$327,068
Contributions	24,386	—	—	—	—	—	—	24,386
Net income	—	—	—	—	—	—	9,351	9,351
Balance—June 30, 2018	$207,795	—	$—	—	$—	$—	$153,010	$360,805

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$829	$17,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,876	5,758
Share-based compensation expense	6,495	—
Loss on extinguishment of debt	6,933	—
Amortization of debt issue costs	291	74
Deferred income taxes	66	31
Loss on derivative instruments, net	612	914
Net cash received (paid) for derivative settlements	238	(365)
Gain on sale of equity securities	—	(823)
Bad debt expense	293	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	185	(6,146)
Decrease (increase) in other current assets	1,268	(496)
Increase in other deferred charges	—	(427)
Increase (decrease) in accounts payable and accrued liabilities	481	(1,169)
Net cash provided by operating activities	$29,567	$14,899
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(81,053)	(105,041)
Additions to other fixed assets	(113)	(334)
Proceeds from sale of oil and gas properties, net	2,001	125
Changes in restricted cash held in escrow for acquisitions	33	(3,953)
Net cash used in investing activities	$(79,132)	$(109,203)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term debt	(4,596)	—
Repayments of long-term debt	(195,404)	—
Borrowings of long-term debt	25,000	43,000
Payment of debt extinguishment fees	(2,090)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	278,541	—
Capital contributions	—	46,011
Loan closing costs	(1,144)	(3)
Net cash provided by financing activities	$100,307	$89,008

Increase (decrease) in cash and cash equivalents	50,742	(5,296)
Cash and cash equivalents, beginning of period	31,985	6,886
Cash and cash equivalents, end of period	$82,727	$1,590
Supplemental disclosure of non-cash activity:
Equity securities distributed	$—	$4,246
Accrued capital expenditures	$1,679	$43
Capitalized share-based compensation expense	$1,010	$—
Increase (decrease) in temporary equity for adjustment to fair value, with offsetting decrease (increase) in additional paid-in capital	$97,344	$—
Supplemental cash flow information:
Cash interest payments	$5,490	$1,081
Cash paid for taxes	$283	$84
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, “Brigham Minerals” or the "Company") is a Delaware corporation formed in June 2018 to become a holding company. Brigham Minerals acquired an indirect interest in Brigham Resources, LLC (“Brigham Resources”), our predecessor, on July 16, 2018 in a series of restructuring transactions pursuant to which certain entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) contributed all of their respective interests in the entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals (the "July 2018 restructuring"). As a result of such restructuring transactions, Brigham Minerals became wholly owned by an entity affiliated with Warburg Pincus, and Brigham Minerals indirectly owned a 16.5% membership interest in Brigham Resources. The remaining outstanding membership interests of Brigham Resources remained with certain other entities affiliated with Warburg Pincus, Yorktown Partners LLC and Pine Brook Road Advisors, LP, Brigham Minerals' management and its other investors (collectively, the "Existing Owners").

On November 20, 2018, Brigham Resources underwent a second series of restructuring transactions (the “November 2018 restructuring”). In the November 2018 restructuring, Brigham Resources became a wholly owned subsidiary of Brigham Minerals Holdings, LLC (“Brigham LLC”), which was a wholly owned subsidiary of Brigham Equity Holdings, LLC (“Brigham Equity Holdings”), and Brigham Equity Holdings became wholly owned by the owners of Brigham Resources immediately prior to such restructuring, directly or indirectly, through Brigham Minerals. As a result of the foregoing transactions, there was no change in the control or economic interests of the Existing Owners and Brigham Minerals in Brigham Resources, although their ownership became indirect through Brigham Equity Holdings and its wholly owned subsidiary, Brigham LLC. The July 2018 restructuring and the November 2018 restructuring are collectively referred to herein as, the "corporate reorganization."

Brigham Resources wholly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”), which acquire and actively manage a portfolio of mineral and royalty interests. The Minerals Subsidiaries are Brigham Resources’ sole material assets. Brigham Resources also previously owned Brigham Resources Operating, LLC (“Brigham Operating”), an upstream oil and gas exploration and production business in the southern Delaware Basin of West Texas. In February 2017, Brigham Operating completed the sale of substantially all of its oil and natural gas properties to an unrelated third-party purchaser, following which Brigham Operating’s only material assets consisted of an ownership interest in Oryx Southern Delaware Holdings, LLC, an entity that operates a crude oil gathering system located in the southern Delaware Basin. Immediately prior to Brigham Minerals' initial public offering of shares of its Class A common stock, which was completed in April 2019 (the "IPO" or the "Offering"), Brigham Resources distributed to its members or their affiliates 100% of the equity interests in Brigham Operating. Subsequent to the distribution, Brigham Resources no longer had any direct or indirect ownership interest in Brigham Operating. Unless otherwise indicated, the historical financial information relating to periods prior to our IPO reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating, and does not give effect to the Offering.

Initial Public Offering

In April 2019, Brigham Minerals completed the initial public offering of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. This resulted in net proceeds of approximately $274.9 million, after deducting underwriting commissions and discounts and offering expenses. As a result of the Offering and the corporate restructuring described below, Brigham Minerals became a holding company whose sole material asset consists of a 43.3% interest in Brigham LLC, which wholly owns Brigham Resources. Brigham Resources continues to wholly own the Minerals Subsidiaries, which own all of Brigham Resources' operating assets. In connection with the Offering, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business and consolidates the financial results of Brigham LLC and its wholly-owned subsidiary, Brigham Resources.
All of the interests in Brigham Operating were distributed, directly or indirectly, to the Existing Owners prior to the consummation of the Offering. As a result, neither Brigham Minerals nor Brigham LLC owned any direct or indirect interest in Brigham Operating at the time of the Offering.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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

•	Brigham Minerals issued 16,675,000 shares of Class A common stock, including the Underwriters' overallotment, to purchasers in the Offering in exchange for the cash proceeds of the Offering;

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

•
the Existing Owners own directly an approximate 56.7% interest in Brigham LLC (in addition to the 10.5% interest in Brigham LLC the Existing Owners own directly through their ownership of shares of Brigham Minerals' Class A common stock).

Following the IPO, and prior to June 30, 2019, Brigham Resources:

•	fully repaid the $200.0 million outstanding balance under the Owl Rock credit facility (as defined below) on May 7, 2019;

•
wrote-off $4.0 million of capitalized debt issuance cost and incurred $2.1 million in prepayment fees and $0.8 million in accrued legal fees resulting in a loss on extinguishment of debt of approximately $6.9 million in its statement of operations during the three months ended June 30, 2019;

•	applied capitalized issuance cost of $7.2 million as a reduction of additional paid-in-capital of which $3.6 million was incurred in 2018 and $3.6 million was incurred in 2019;

•
recognized a charge for share-based compensation cost of approximately $6.5 million related to the estimated fair value of the Incentive Units (as defined below), restricted stock awards (“RSAs”), restricted stock units subject to time-based vesting (“RSUs”) and restricted stock units subject to performance-based vesting (“PSUs”), net of $1.0 million of capitalized share-based compensation expense, all of which was non-cash. In addition, as the vesting conditions of the Incentive Units, RSAs, RSUs and PSUs are satisfied, Brigham Minerals will recognize additional non-cash charges for share-based compensation cost of approximately $25.9 million;

•	entered into a credit agreement on May 16, 2019 with a banking syndicate, including Wells Fargo Bank, N.A., as administrative agent for a new revolving credit facility; and

•
received a full refund of the cash collateral related to the existing WTI fixed price swap contracts, which was $1.6 million as of May 2019, upon entering into the new revolving credit facility (as defined below).

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

Subsequent to the July 2018 restructuring and prior to the IPO, Brigham Minerals used the equity method of accounting for its investment in Brigham Resources, its predecessor, because its 16.5% ownership in Brigham Resources provided Brigham Minerals with significant influence, but not with a controlling financial interest or the ability to direct the most significant activities of Brigham Resources. Upon the completion of the IPO, Brigham Minerals indirectly owned an approximate 43.3% interest of Brigham Resources and 100% of the voting rights and consolidates the results of operations of Brigham Resources. Accordingly, the accompanying unaudited condensed consolidated and combined financial statements and related notes of Brigham Minerals for periods prior to the IPO, including the 2018 amounts presented, have been retrospectively recast to include the historical results and operations of Brigham Resources at historical carrying values. All intercompany transactions between Brigham Minerals and Brigham Resources have been eliminated.

The accompanying unaudited consolidated condensed and combined interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in the registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (the “SEC”) and declared effective on April 17, 2019 (the "IPO registration statement"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019. Unless otherwise indicated, the historical financial information relating to periods prior to our IPO reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating, and does not give effect to the Offering.

Brigham Minerals operates in one segment: oil and natural gas exploration and production.

2.	Summary of Significant Accounting Policies

Use of Estimates

These condensed consolidated and combined financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively.

The accompanying condensed consolidated and combined financial statements are based on a number of significant estimates including quantities of oil, natural gas and NGL reserves that are the basis for the calculations of depreciation, depletion, amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas and there are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Brigham Minerals’ year-end reserve estimates are audited by Cawley, Gillespie & Associates, Inc. (“CG&A”), an independent petroleum engineering firm. Quarterly reserve estimates are internally generated by our in-house engineering staff. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, valuation of derivative instruments, share-based compensation costs, and revenue accruals.

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Resources' audited consolidated financial statements and notes for the year ended December 31, 2018, presented in the IPO registration statement. There have been no changes in such policies or the application of such policies during the three months ended June 30, 2019, except as described below:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Share Based Compensation

Brigham Minerals accounts for its share-based compensation including grants of the Incentive Units, restricted stock awards, time-based restricted stock units and performance-based stock units in the condensed consolidated and combined statements of operations based on their estimated fair values at grant date. Brigham Minerals recognizes expense on a straight-line basis over the vesting period of the respective grant, which is generally the requisite service period. Share-based compensation is included in General and administrative expenses in Brigham Minerals’ condensed consolidated and combined statements of operations included within this Quarterly Report. There was approximately $25.9 million of unamortized compensation expense relating to outstanding awards at June 30, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards. Brigham Minerals accounts for forfeitures as they occur.

Earnings Per Share

Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of its Class B common stock and the treasury stock method to determine the potential dilutive effect of outstanding Incentive Units, RSAs, RSUs, and PSUs.

Income Taxes

Brigham Minerals accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. On IPO date, Brigham Minerals recognized a tax benefit of approximately $13.7 million, associated with the differences between the tax and book basis of the investment in Brigham Resources, LLC, as discussed in “Note 11 - Income Taxes”.

Temporary Equity

Brigham Minerals accounts for the Existing Owners' 56.7% interest in Brigham LLC as temporary equity as a result of certain redemption rights held by the Existing Owners as discussed in "Note 9 - Temporary Equity." As such, the Company adjusts temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on the 10-day volume-weighted average closing price ("VWAP") of Class A shares at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital.

Recently Issued Accounting Standards
Brigham Minerals’ status as an emerging growth company under Section 107 of the JOBS Act permits it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Brigham Minerals is choosing to take advantage of this extended transition period and, as a result, Brigham Minerals will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The new standard becomes effective for us during the fiscal year ending December 31, 2019 and interim periods within the fiscal year ending December 31, 2020 and is required to be adopted using a prospective approach. Although early application is permitted, we have not adopted ASU 2017-01 early. The implementation of the new standard is not anticipated to have a material impact on the condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2020 and interim periods within the fiscal year ending December 31, 2021 and early adoption is permitted. We are currently evaluating the impact, that the adoption of this update will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The new standard becomes effective for us for the fiscal year ending on December 31, 2019 and interim periods within the fiscal year ending December 31, 2020. We intend to adopt the standard using the modified retrospective approach.
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
Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests, including certain internal costs, are capitalized into a full cost pool. Costs associated with general corporate activities are expensed in the period incurred. Oil and gas properties as of the dates shown consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$244,755	$228,151
Evaluated property	355,563	289,851
Total oil and gas properties, at cost	600,318	518,002
Less accumulated depreciation, depletion, and amortization	(41,214)	(27,628)
Total oil and gas properties, net	$559,104	$490,374

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $6.6 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively, and $11.6 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively. Average depletion of proved properties was $10.74 per

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Boe and $9.05 per Boe for the three months ended June 30, 2019 and 2018, respectively, and $10.53 per Boe and $8.61 per Boe for the six months ended June 30, 2019 and 2018, respectively.
The costs associated with unevaluated properties primarily consist of acquisition costs and capitalized general and administrative costs. Brigham Minerals capitalizes certain overhead expenses and other internal costs attributable to the acquisition of mineral and royalty interests as part of its investment in oil and gas properties over the periods benefitted by these activities. Capitalized costs do not include any costs related to general corporate overhead or similar activities. Capitalized costs were $1.6 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.7 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

4.	Acquisitions and Divestitures
During the six months ended June 30, 2019 and 2018, Brigham Minerals entered into a number of individually insignificant acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below. The change in the oil and natural gas property balance is comprised of individually insignificant payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that were funded with borrowings under its Owl Rock credit facility and proceeds from the Offering.

	Assets Acquired		Cash Consideration
(In thousands)	Evaluated	Unevaluated	Paid
Quarter Ended March 31, 2019	$27,929	$13,403	$41,332
Quarter Ended June 30, 2019	25,050	14,925	39,975
Total Acquired	$52,979	$28,328	$81,307

	Assets Acquired		Cash Consideration
(In thousands)	Evaluated	Unevaluated	Paid
Quarter Ended March 31, 2018	$14,132	$11,462	$25,594
Quarter Ended June 30, 2018	21,903	16,558	38,461
Total Acquired	$36,035	$28,020	$64,055
In June 2018, Brigham Minerals closed on the acquisition of certain mineral interests from an unrelated third-party in the Delaware Basin in Loving County, Texas and Lea County, New Mexico for $41 million, subject to customary post-closing adjustments. Brigham Minerals funded the acquisition with capital contributions and borrowings under its prior revolving credit facility. The allocation of the purchase price was $22.8 million to evaluated properties and $18.2 million to unevaluated properties.
In June 2018, Brigham Minerals entered into a definitive agreement with an unrelated third party to acquire certain mineral interests in Reeves, Loving and Ward counties in the Delaware Basin for $25.8 million and closed on $22.0 million and $3.8 million of such mineral interests in the third and fourth quarter of 2018, respectively. The allocation of the purchase price was $18.4 million to evaluated properties and $7.4 million to unevaluated properties.

5.	Derivative Instruments
Brigham Minerals periodically uses commodity derivative instruments to reduce its exposure to commodity price volatility for a portion of its forecasted crude oil and natural gas sales and thereby achieve a more predictable level of cash flows. None of the derivative instruments are designated as hedges. Brigham Minerals does not enter into derivative instruments for speculative or trading purposes.
Because the counterparties to Brigham Minerals derivative instruments have investment grade credit ratings, Brigham Minerals believes it does not have significant credit risk and accordingly does not currently require its counterparties to post

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

collateral to support the net asset positions of its derivative instruments as of June 30, 2019. Although Brigham Minerals does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of its counterparties.
Concurrent with the termination of its prior revolving credit facility in July of 2018, Brigham Resources posted cash collateral of $1.4 million for its existing WTI fixed price swap contracts. The cash collateral was $1.6 million in May 2019 prior to the termination of the Owl Rock credit facility. The cash collateral was returned to Brigham Resources upon entering into the new revolving credit facility, as discussed in "Note 1 - Business and Basis of Presentation."
As of June 30, 2019, Brigham Minerals had certain WTI fixed price swap contracts based on the NYMEX futures index. The fair values, notional quantities and weighted-average swap prices of these contracts as of June 30, 2019, are summarized in the table below.

Description & Production Period	Volume	Weighted Average Swap Price	Fair Value Asset/(Liability)
	(Bbl)	($/Bbl)	(In thousands)
Crude Oil Swaps:
July 2019 — September 2019	15,000	$63.61	$77
October 2019 — December 2019	15,000	$63.61	$85
Total	30,000	$63.61	$162
Brigham Minerals' derivative instruments are subject to master netting arrangements and are presented on a net basis in its condensed consolidated and combined balance sheets. The following table summarizes the location and fair value of its derivative instruments as of June 30, 2019 and December 31, 2018 (in thousands):

Derivative Instruments	Balance Sheet Classification	Gross Amount Recognized	Less Group Amount of Offset	Net Amount Recognized
As of June 30, 2019
Derivative assets:
Commodity swaps	Current derivative assets	$162	$—	$162
As of December 31, 2018
Derivative assets:
Commodity swaps	Current derivative assets	$1,057	$—	$1,057

The following table summarizes Brigham Minerals' gain (loss) on derivative instruments, net on its condensed consolidated and combined statement of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Realized gain (loss)	$40	$(247)	$238	$(365)
Unrealized gain (loss)	33	(308)	(850)	(549)
Combined - realized/unrealized gain (loss)	$73	$(555)	$(612)	$(914)

6.	Fair Value Measurements
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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total

Assets—commodity derivative instruments	$—	$162	$—	$162

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets—commodity derivative instruments	$—	$1,057	$—	$1,057
Our derivative instruments consist of WTI fixed price swaps carried at fair value as disclosed in "Note 5 - Derivative Instruments." Commodity derivative instruments are valued using a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates and volatility factors. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and our credit quality for derivative liabilities. As such, these derivative contracts are classified within Level 2.
Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the six months ended June 30, 2019 and 2018.
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
Fair Value of Other Financial Instruments
The carrying value of cash, trade and other receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to our prior revolving credit facility, Owl Rock credit facility, and new revolving credit facility approximates fair value as interest rates on these instruments approximate current market rates. We categorized our long-term debt within Level 2 of the fair value hierarchy.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt

Prior Revolving Credit Facility
Prior to its termination on July 27, 2018, the Minerals Subsidiaries maintained a secured revolving credit facility with a syndicate of financial institutions (the "prior revolving credit facility”), which had been amended periodically. The prior revolving credit facility had a commitment of $150 million, and a borrowing base and outstanding borrowings of $70 million each as of July 27, 2018. Brigham Minerals terminated the prior revolving credit facility on July 27, 2018 with proceeds from the Owl Rock credit facility (as defined below). Additionally, during the third quarter of 2018, Brigham Resources wrote off approximately $0.3 million of unamortized debt issuance costs that were related to the prior revolving credit facility.
Owl Rock Credit Facility
On July 27, 2018, the prior revolving credit facility was terminated in conjunction with the entry into a new credit facility (the “Owl Rock credit facility”) with Owl Rock Capital Corporation as administrative agent and collateral agent. Brigham Resources used the proceeds from the Owl Rock credit facility to repay the outstanding $70 million of principal under the prior revolving credit facility and to fund mineral and royalty acquisitions. The Owl Rock credit facility was subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments, and was collateralized by certain oil and natural gas properties of Brigham Resources. The Owl Rock credit facility provided for a $125 million initial term loan, a $75 million delayed draw term loan ("DDTL") and a $10 million revolving credit facility, bore interest at a rate per annum equal to, at Brigham Resources’ option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%, matured on July 27, 2024 and required Brigham Resources to maintain compliance with certain financial and collateral coverage ratios.
On May 7, 2019, the Owl Rock credit facility was terminated and paid off using the proceeds generated from the Offering. As a result of the debt repayment, Brigham Minerals recognized a loss on extinguishment of debt of $6.9 million, which consisted of a $4.0 million write-off of capitalized debt issuance costs, a $2.1 million prepayment fee and accrued legal fees of $0.8 million.
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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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
As of June 30, 2019, we were in compliance with all covenants in accordance with our new revolving credit facility.
As of June 30, 2019, we had no borrowings under our new revolving credit facility.

8. Shareholders' and Members' Equity

Class A Common Stock

Brigham Minerals has 22.0 million shares of its Class A common stock outstanding as of June 30, 2019. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities.

Class B Common Stock

Brigham Minerals has 28.8 million shares of its Class B common stock outstanding as of June 30, 2019. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ stockholders for their vote or approval. Holders of Class B common stock generally do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding shares of Class B common stock (and corresponding Brigham LLC Units), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSAs, RSUs, PSUs and unvested Incentive Units. Brigham Minerals does not use the two-class method because the Class B common stock and the unvested share-based awards are nonparticipating securities. For the three and six months ended June 30, 2019, the Incentive Units and RSUs were not recognized in dilutive EPS calculations as the effect would have been antidilutive. There were no shares of Class A or Class B common stock outstanding for the three and six months ended June 30, 2018, therefore no earnings per share information has been presented for those periods.

For the three and six months ended June 30, 2019, Brigham Minerals' EPS calculation includes only its share of net loss for the period subsequent to the IPO, and omits income or loss prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding from the IPO date through June 30, 2019.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the allocation of net loss to common stockholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Basic EPS
Numerator:
Basic net loss attributable to Brigham Minerals, Inc. shareholders	$(1,856)	$—	$(1,322)	$—
Less: net income attributable to Brigham Minerals, Inc. shareholders pre-IPO	(314)	—	(848)	—
Basic net loss attributable to Brigham Minerals, Inc. shareholders post-IPO	$(2,170)	$—	$(2,170)	$—

Denominator:
Basic weighted average shares outstanding	17,819	—	8,959	—
Basic EPS attributable to Brigham Minerals, Inc. shareholders	$(0.12)	$—	$(0.24)	$—

Diluted EPS
Numerator:
Basic net loss attributable to Brigham Minerals, Inc. shareholders post-IPO	(2,170)	—	(2,170)	—
Effect of Class B Shares	(2,941)	—	(2,941)	—
Diluted net loss attributable to Brigham Minerals, Inc. shareholders	$(5,111)	$—	$(5,111)	$—
Denominator:
Basic weighted average shares outstanding	17,819	—	8,959	—
Effect of dilutive securities:
Class B Shares	23,718	—	11,924	—
Time-based restricted stock awards	(77)	—	(77)	—
Diluted weighted average shares outstanding	41,460	—	20,806	—
Diluted EPS attributable to Brigham Minerals, Inc. shareholders	$(0.12)	$—	$(0.25)	$—

As of June 30, 2019, there were 753,546  shares related to PSUs (based on target), that could vest in the future based on predetermined performance goals. These units were not included in the computation of EPS for the three and six months ended June 30, 2019, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

9. Temporary Equity

Temporary equity represents the Existing Owners' 56.7% ownership of Brigham LLC. In addition, the Existing Owners own all of our Class B common stock. Each share of Class B common stock does not have any economic rights but entitles its holder to one vote on all matters to be voted on by our stockholders, generally. As discussed in "Note 1- Business and Basis of Presentation," following the Offering:

•
Each holder of Brigham LLC Units following the restructuring, other than Brigham Minerals and its subsidiaries, received a number of shares of Class B common stock equal to the number of Brigham LLC Units held by such Brigham Unit Holder following the Offering;

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

•
Brigham Minerals contributed, directly or indirectly, the net proceeds of the Offering to Brigham LLC in exchange for an additional number of Brigham LLC Units such that Brigham Minerals holds, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the Offering; and

•
Under the Amended and Restated Limited Liability Company Agreement of Brigham LLC (the "Brigham LLC Agreement"), each Brigham Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right is required to be made by the Company's directors who are independent under Section 10A-3 of the Securities Act and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Class B common stock is classified as temporary equity in the condensed consolidated and combined balance sheet as, pursuant to the Brigham LLC Agreement, the Redemption Rights of each Brigham Unit Holder for either shares of Class A common stock or an equivalent amount of cash is not solely within Brigham Minerals' control. This is due to the holders of the Class B common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class B common stock to elect the members of the board of directors of the Company, including those directors that determine whether to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right. Temporary equity is recorded at the greater of the book value or redemption amount. From the date of the Offering through June 30, 2019, the Company recorded adjustments to the value of temporary equity as presented in the table below:

(In thousands)	Temporary Equity Adjustments
Balance - April 17, 2019 (1)	$518,000
Net loss attribution post-IPO	(2,941)
Distribution of pre-IPO restricted cash to Existing Owners	(441)
Adjustment of temporary equity to redemption amount (2)	97,344
Balance - June 30, 2019	$611,962
(1) Based on 28,777,802 shares of Class B common stock outstanding and Class A share price of $18.00 at IPO date.
(2) Based on 28,777,802 shares of Class B common stock outstanding and Class A share VWAP of $21.27 at June 28, 2019.

10. Share-Based Compensation

LLC Incentive Units

As part of the Second Amended and Restated Limited Liability Company Agreement of Brigham Resources, LLC dated May 8, 2015, Brigham Resources authorized 120,000 restricted incentive units for issuance to management, independent directors, employees, and consultants (such incentive units, as converted as described below, the "Incentive Units”). Brigham Resources granted Incentive Units in April 2013 and September 2015 and 2018. In connection with certain reorganization transactions consummated in November 2018 and the corporate reorganization consummated in connection with Brigham Minerals' IPO, these Incentive Units were converted into units in Brigham Equity Holdings, LLC ("Brigham Equity Holdings") with equivalent rights, responsibilities, and preferences. The Incentive Units are subject to vesting as follows: 20% of the Incentive Units were vested on the date of grant and 20% of the Incentive Units vest on each anniversary of the date of grant if the holder remains continuously employed by Brigham Resources or its affiliates through the applicable vesting date. Upon vesting of the Incentive Units, holders

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

of the Incentive Units will receive one share of Brigham Minerals' Class B common stock and one Brigham LLC Unit for each vested Incentive Unit.

In connection with the completion of the IPO, Brigham LLC discontinued granting new Incentive Units; however Brigham LLC will continue to administer the existing awards that remain outstanding. As discussed in "Note 9 - Temporary Equity," participants may receive one share of Brigham Minerals' Class A common stock in exchange for one share of Class B common stock and one Brigham LLC Unit, or cash at the option of Brigham Minerals. Brigham Minerals accounts for the Incentive Units as compensation cost measured at the fair value of the award on the date of grant. No compensation expense was recognized prior to the IPO because the IPO was not considered probable.

A summary of the Incentive Unit activity for the six months ended June 30, 2019 is as follows:

	Incentive Units
(In thousands)	Number of Incentive Units	Grant-date fair value
Outstanding—January 1, 2019	3,272	$1.49
Vested	(2,845)	0.71
Outstanding—June 30, 2019	427	$6.67

A summary of the Incentive Unit activity for the six months ended June 30, 2018 is as follows:

	Incentive Units
(In thousands)	Number of Incentive Units	Grant-date fair value
Outstanding—January 1, 2018	2,813	$0.46
Vested	—	—
Outstanding—June 30, 2018	2,813	$0.46

Brigham LLC used a third-party valuation specialist to assist management in its estimation of the grant-date fair value of the Incentive Units on the respective grant dates during 2013, 2015 and 2018. Brigham LLC used the Black-Scholes option pricing valuation model with the following weighted-average assumptions:

	Incentive Units
	2018 Awards	2015 Awards	2013 Awards
Expected volatility	28%	33%	40%
Expected dividend yield	—	—	—
Expected term (in years)	0.7	3.7	6.2
Risk-free interest rates	2.45%	1.07%	0.94%
Weighted-average grant date fair value per Incentive Unit	$7.75	$0.03	$1.51

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued RSAs, RSUs and PSUs under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 6,599,560 shares of Class A common stock have been authorized for issuance under the LTIP. At June 30, 2019,  4,934,934 shares of Class A common stock were available for future grants. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

RSAs are grants of shares of Class A common stock subject to a risk of forfeiture and restrictions on transferability. The share-based compensation expense of such RSAs was determined using the closing price of Class A common stock on April 23, 2019, the date of grant, of $21.25. On April 23, 2019, 312,189 RSAs were granted and 152,742 RSAs vested immediately. The remaining unvested RSAs generally vest in one-third increments on each of April 23, 2020, 2021 and 2022 and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the lapse of such restrictions. From April 23, 2019 to June 30, 2019, no RSAs were forfeited or converted. Brigham Minerals accounts for forfeitures as they occur.

RSUs represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs that have been granted generally vest in one-third increments on each of December 31, 2019, 2020 and 2021 and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation expense of such RSUs was determined using the closing price on April 23, 2019, the date of grant, of $21.25 applied to the total number of 598,891 RSUs granted. Brigham Minerals accounts for forfeitures as they occur. During the three and six months ended June 30, 2019, no RSUs were forfeited, converted or vested.

PSUs represent the right to receive shares of Class A common stock on December 31, 2021. 753,546 PSUs (based on target) were granted on April 23, 2019. The terms and conditions of the PSUs allow for vesting of the awards ranging between 0% (or forfeiture) and 200% of target. The vesting level is calculated based on the actual total stockholder return achieved during the performance period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable performance period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. Using the assumptions in the table below, Brigham Minerals estimated the fair value of PSUs at the date of grant to be $20.36 and that 450,836 PSUs will be earned.

Performance-Based Restricted Stock Units
Expected dividend yield	8.1%
Risk-free interest rate	2.3%
Volatility	30.0%

No PSUs were forfeited, converted or vested during the three and six months ended June 30, 2019.

Share-based compensation cost recorded for each type of share-based compensation award is presented in the table below.

(In thousands)	Share-Based Compensation Expense
Incentive Units (1) (3)	$2,167
RSAs (2) (3)	3,456
RSUs (3)	1,246
PSUs (4)	636
Capitalized share-based compensation (5)	(1,010)
Total share-based compensation expense	$6,495

(1)	Includes $2.0 million recorded at IPO. No compensation expense was recorded prior to the IPO because the IPO was not considered probable.

(2)	Includes $3.2 million recorded at grant date, associated with 152,742 RSAs, which vested immediately.

(3)
Share-based compensation expense relating to Incentive Units, restricted stock awards and time-based restricted stock units with ratable vesting is recognized on a straight-line basis over the requisite service period for the entire award.

(4)	Share-based compensation expense relating to performance-based restricted stock units with cliff-vesting is recognized on a straight-line basis over the requisite service period for the entire award.

(5)	During the three and six months ended June 30, 2019, Brigham Minerals capitalized $1.0 million of the share-based compensation to unevaluated property on its balance sheet.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the future share-based compensation cost to be recorded for the share-based compensation awards that were outstanding at June 30, 2019:

(In thousands)	Incentive Units	Restricted Stock Awards	Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units	Total
2019	$420	$569	$3,372	$1,720	$6,081
2020	828	1,129	4,217	3,412	$9,586
2021	828	1,129	3,891	3,411	$9,259
2022	618	351	—	—	$969
Total	$2,694	$3,178	$11,480	$8,543	$25,895

11. Income Taxes

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

Brigham Resources, the Company’s predecessor, is a limited liability company that is not subject to U.S. federal income tax, but is subject to the Texas Margins Tax and state income taxes in Oklahoma, North Dakota, and Colorado. As part of the July 2018 restructuring, certain entities affiliated with Warburg Pincus contributed all of their respective interests in certain wholly owned “blocker” entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals. On the date of the July 2018 restructuring, a corresponding “first day” tax charge of approximately $3.1 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of the investment in Brigham Resources. The offset of the deferred tax liability was recorded to additional paid-in-capital.

Brigham Minerals is a corporation and is subject to U.S. federal income tax. In April 2019, Brigham Minerals completed the initial public offering of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. The tax implications of the July 2018 restructuring, initial public offering and the tax impact of the Company's status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated and combined financial statements. On IPO date, a corresponding tax benefit of approximately $13.7 million was recorded associated with the differences between the tax and book basis of the investment in Brigham Resources, LLC. The offset of the deferred tax asset was recorded to additional paid-in capital.

The effective combined U.S. federal and state income tax rate for the six months ended June 30, 2019 was 8.4%. During the three and six months ended June 30, 2019, the Company recognized an income tax expense of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2018, the income tax expense recognized was immaterial. Total income tax expense for the three and six months ended June 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the temporary equity, net income attributable to Predecessor, state taxes (net of the anticipated federal benefit), and percentage depletion in excess of basis.

12. Commitments and Contingencies
Commitments
Brigham Minerals leases office space under operating leases. Rent expense for the three months ended June 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Future minimum lease commitments under noncancelable operating leases at June 30,

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

2019 are presented below:

(In thousands)	Commitment
Year
2019	$299
2020	654
2021	672
2022	689
2023	474
2024	111
Total	$2,899
Contingencies
Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at June 30, 2019 and December 31, 2018.

13. Related-Party Transactions

Brigham Land Management (“BLM”) provides us with land brokerage services. The services are provided at market prices and are periodically verified by third-party quotes. BLM is owned by Vince Brigham, an advisor to us and brother of Ben M. Brigham, our founder and Executive Chairman of our Board of Directors. For the six months ended June 30, 2019 and 2018, the amounts paid to BLM for land brokerage services were immaterial. At June 30, 2019 and December 31, 2018, the liabilities recorded for services performed by BLM during the respective periods were immaterial.

Brigham Exploration Company, partially owned by Ben M. Brigham, on occasion leases some of our acreage at market rates. In connection with such leases, we received payments of $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. There were no payments received from Brigham Exploration Company in connection with such leases for the three and six months ended June 30, 2018.

14. Subsequent Events

On August 5, 2019, Brigham Minerals declared a dividend of $0.33 per Class A common stock payable on August 29, 2019, to unitholders of record at the close of business on August 22, 2019.

On July 15, 2019, the Company entered into a new office lease agreement for additional office spaces and termination of some of our existing office spaces. The new agreement replaces all our existing office lease agreements. See "Note 12 - Commitments and Contingencies" related to our rent commitment as of June 30, 2019. Future minimum lease commitments under the noncancelable operating lease related to the new office lease agreement are presented below (in thousands):

(In thousands)	Commitment
Year
2019	$299
2020	970
2021	1,274
2022	1,312
2023	1,349
Thereafter	5,021
Total	$10,225

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Brigham Resources, our predecessor for accounting purposes, included in the Registration Statement on Form S-1, as amended, filed with SEC and declared effective on April 17, 2019 (the "IPO registration statement"), as well as the accompanying unaudited condensed consolidated and combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). In connection with our 2018 corporate restructuring and IPO, we became the managing member of Brigham Minerals Holdings, LLC (“Brigham LLC”) and are indirectly responsible for all operational, management and administrative decisions related to Brigham LLC and its operating subsidiaries’ business. Unless otherwise indicated, the historical financial information relating to periods prior to our initial public offering, which we completed in April 2019 (the "IPO" or the "Offering") in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating, and does not give effect to the Offering. Unless the context otherwise requires, references in this section to the "Company," "we," "us," "our" or like terms, (i) for periods prior to completion of the IPO, refer to the assets and operations (including reserves, production and acreage) of Brigham Resources, excluding the historical results and operations of Brigham Operating, and (ii) for periods after completion of the IPO, refer to the assets and operations of Brigham Minerals and its subsidiaries.
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
Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders. As of June 30, 2019, we owned 74,100 net royalty acres across 39 counties within the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial Highlights:

•
Our royalty revenues comprised of crude oil, natural gas and NGL sales increased 59%, to $23.0 million, for the three months ended June 30, 2019 and 54%, to $40.6 million, for the six months ended June 30, 2019 as compared to the corresponding periods from the prior year.

•
Our production volumes increased by 82%, to 6,768 Boe per day (71% liquids, 56% oil), for the three months ended June 30, 2019 and 74%, to 6,079 Boe per day (71% liquids, 56% oil), for the six months ended June 30, 2019 as compared to the corresponding periods from the prior year.

•
Our net loss for the three months ended June 30, 2019 was $3.2 million and our net income for the six months ended June 30, 2019 of $0.8 million, compared to net income for the three and six months ended June 30, 2018 of $9.4 million and $17.5 million, respectively. Adjusted EBITDA increased by 33%, to $18.3 million, for the three months ended June 30, 2019 and 31%, to $32.1 million, for the six months ended June 30, 2019 as compared to the corresponding periods from the prior year. Adjusted EBITDA ex lease bonus increased by 47%, to $16.8 million, for the three months ended June 30, 2019 and 50%, to $30.0 million, for the six months ended June 30, 2019 as compared to the corresponding periods from the prior year. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate Our Operations–Adjusted EBITDA and Adjusted EBITDA Ex Lease Bonus."

•	On August 5, 2019, Brigham Minerals declared a dividend of $0.33 per Class A common stock payable on August 29, 2019 to unitholders of record at the close of business on August 22, 2019.
Corporate Highlights:

•
In April 2019, we completed our initial public offering of 16,675,000 shares of Class A common stock, which included 2,175,000 shares of Class A common stock issued pursuant to the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. This resulted in net proceeds to us of approximately $274.9 million, after deducting underwriting discounts and offering fees.

•
We used a portion of the net proceeds from the Offering to fully repay the outstanding balance under our Owl Rock credit facility which was $200.0 million as of May 7, 2019. See "Note 1 - Business and Basis of Presentation" to the condensed consolidated and combined financial statements contained elsewhere in this Quarterly Report.

•
In May 2019, we entered into a credit agreement with a bank syndicate, including Wells Fargo Bank as our administrative agent, for a new revolving credit facility with an initial borrowing base of $120 million, which is subject to redetermination on August 1, 2019 and November 1, 2019.

Operational Update

Mineral and Royalty Interest Ownership Update
During the three months ended June 30, 2019, the Company completed 46 transactions acquiring 2,700 net royalty acres (standardized to a 1/8th royalty interest) for $40.0 million, in the Permian, SCOOP/STACK, and Williston Basins. The acquired minerals are expected to deliver near-term production with with 44 gross DUCs (0.1 net DUCs) and 30 gross permits (0.1 net permits). As of June 30, 2019, the Company owned roughly 74,100 net royalty acres, encompassing 12,085 gross (104 net) undeveloped horizontal locations, across 39 counties in what the Company views as the core of the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
The table below summarizes the Company’s mineral and royalty interest ownership as of the dates indicated and changes in such ownership on a quarter over quarter ("Q/Q") and year-to-date ("YTD") basis.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
June 30, 2019	21,750	3,500	10,250	10,050	15,450	6,900	6,200	74,100
March 31, 2019	20,550	3,200	9,750	9,700	15,450	6,850	6,000	71,500
Acres Added Q/Q	1,300	300	500	350	—	50	200	2,700
Acres Sold Q/Q	(100)	—	—	—	—	—	—	(100)
% Growth Q/Q	6%	9%	5%	4%	—%	1%	3%	4%
December 31, 2018	19,200	3,200	8,700	9,700	15,400	6,800	5,800	68,800
Acres Added YTD 2019	2,650	300	1,550	350	50	100	400	5,400
Acres Sold YTD 2019	(100)	—	—	—	—	—	—	(100)
% Growth YTD 2019	13%	9%	18%	4%	—%	1%	7%	8%
Operating Activity Update

DUC Conversions
The Company saw significant conversion of its DUC inventory during the second quarter with over 209 gross (1.8 net) horizontal wells identified that had been converted to production, which represented 24% of its gross DUC inventory as of Q1 2019 (32% of net DUCs). Thus far in 2019, the Company has converted 49% of its gross DUC inventory (57% of its net DUCs) as of year-end 2018, which compares highly favorably to the 88% of net DUCs converted during 2018. Conversions of gross and net wells by status are summarized in the graph below:

Drilling Activity
During the second quarter 2019, the Company averaged approximately 62 rigs running on its mineral and royalty interests with approximately 2,284 net royalty acres under development. The Company had 28 rigs operating on its Permian Basin minerals and 19 rigs on its SCOOP/STACK minerals. The Company's rig activity by quarter is summarized in the graph below:
DUC and Permit Inventory
The Company expects near-term production growth will be driven by the continued conversion of its DUC and permit inventory. The Company’s DUC and permit inventory as of June 30, 2019 by basin is outlined in the table below.

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	261	44	128	78	218	187	27	943
Permits	154	67	25	27	196	195	16	680
Net Inventory
DUCs	2.1	0.2	0.8	0.5	1.2	0.4	0.1	5.3
Permits	0.8	0.3	0.1	0.1	2.1	0.3	—	3.6
(1)Totals do not always foot due to rounding.

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil, natural gas and NGLs produced;

•	number of rigs on location, permits, spuds, completions and wells turned-in-line;

•	commodity prices; and

•	Adjusted EBITDA and Adjusted EBITDA ex lease bonus.
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $106.06 per barrel in July 2014. The Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018. As of June 30, 2019, the posted price for oil was $58.20 per barrel and the Henry Hub spot market price of natural gas was $2.42 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.
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
Hedging
We may enter into certain derivative instruments to partially mitigate the impact of commodity price volatility on our cash flow generated from operations. From time to time, such instruments may include variable-to-fixed-price swaps, fixed-price contracts, costless collars and other contractual arrangements. The impact of these derivative instruments could affect the amount of cash flows we ultimately realize. Historically, we have only entered into minimal fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. We may employ contractual arrangements other than fixed-price swap contracts in the future to mitigate the impact of price fluctuations. If commodity prices decline in the future, our hedging contracts may partially mitigate the effect of lower prices on our future revenue.
For the three months ended June 30, 2019 and 2018, we recognized a gain of $0.1 million and a loss of $0.6 million on commodity derivative instruments, respectively. For the six months ended June 30, 2019 and 2018, our loss on commodity derivative instruments, net was $0.6 million and $0.9 million, respectively. Our open oil and natural gas derivative contracts as of June 30, 2019 are detailed in “Note 5 – Derivative Instruments” to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report.
In addition, our new revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. As of June 30, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.2% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of June 30, 2019 and December 31, 2018.
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
We define Adjusted EBITDA as net income (loss) before depreciation, depletion and amortization, share based compensation expense, interest expense, gain or loss on sale and distribution of equity securities, gain or loss on derivative instruments, loss on extinguishment of debt, and income tax expense, less other income and gain or loss on sale of oil and gas properties. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus revenue we receive due to the unpredictability of timing and magnitude of the revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to net income:
Net (loss) income	$(3,207)	$9,351	$829	$17,548
Add:
Depreciation, depletion, and amortization	6,760	3,213	11,876	5,758
Share based compensation expense	6,495	—	6,495	—
Interest expense, net	1,270	652	5,095	1,126
Loss on extinguishment of debt	6,933	—	6,933	—
Loss on derivative instruments, net	—	555	612	914
Income tax expense	117	12	307	28
Less:
Gain on derivative instruments, net	73	—	—	—
Other income, net	6	6	35	10
Gain on sale and distribution of equity securities	—	—	—	823
Adjusted EBITDA	$18,289	$13,777	$32,112	$24,541
Less:
Lease bonus revenue	1,480	2,367	2,155	4,586
Adjusted EBITDA ex lease bonus	$16,809	$11,410	$29,957	$19,955
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
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty revenues
Oil sales	78%	68%	77%	66%
Natural gas sales	9%	10%	11%	11%
NGL sales	7%	8%	7%	8%
Total royalty revenue	94%	86%	95%	85%
Lease bonus revenue	6%	14%	5%	15%
Total revenues	100%	100%	100%	100%
Principle Components of Our Cost Structure
The following is a description of the principle components of our cost structure. However, as an owner of mineral and royalty interests, we are not obligated to fund drilling and completion capital expenditures to bring a horizontal well on line, lease operating expenses to produce our oil, natural gas and NGLs nor the plugging and abandonment costs at the end of a well’s economic life. All of the aforementioned costs are borne entirely by the exploration and production companies that have leased our mineral and royalty interests.

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
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) is the systematic expensing of the capitalized costs incurred to acquire evaluated oil and natural gas properties. We use the full cost method of accounting, and, as such, all acquisition-related costs to acquire evaluated properties are capitalized and amortized in aggregate based on the estimated economic productive lives of our properties. Depletion is the expense recorded based on the cost basis of our properties and the volume of hydrocarbons extracted during each respective period, calculated on a units-of-production basis. Estimates of proved reserves are a major component of our calculation of depletion. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports unless circumstances indicate that there has been a significant change in reserves or costs. The year-end reserve reports are audited by Cawley, Gillespie &Associates, Inc., our independent reserve engineers ("CG&A").
General and Administrative
General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our staff, share-based compensation expense, costs of maintaining our headquarters, costs of managing our properties, audit and other fees for professional services and legal compliance. As a result of becoming a public company, we anticipate incurring incremental G&A expenses including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group including share-based compensation, annual and quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These incremental G&A expenses are not reflected in the historical financial statements of our predecessor before the IPO date.
Interest Expense
We finance a portion of our working capital requirements and acquisitions with borrowings under our new revolving credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our debt arrangements (currently, our new revolving credit facility) in interest expense. In connection with the closing of our IPO, we fully repaid the outstanding borrowings under our Owl Rock credit facility. Please see “Note 7- Long-Term Debt” to the condensed consolidated and combined financial statements included elsewhere in this Quarterly Report.

Income Tax Expense
Brigham Minerals is subject to U.S. federal and state income taxes as a corporation. Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of up to 1.00% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A portion of our mineral and royalty interests are located in Texas basins. Our predecessor was treated as a flow-through entity, and is currently treated as a disregarded entity, for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,		Variance
(Dollars in thousands, except for realized prices)	2019	2018		%
Production:
Oil (MBbls)	346	181	165	92%
Natural gas (MMcf)	1,066	617	449	73%
NGLs (MBbls)	92	55	37	66%
Equivalents (MBoe)	616	339	277	82%
Equivalents per day (Boe/d)	6,768	3,723	3,045	82%
Revenues:
Oil sales	$19,140	$11,498	$7,642	66%
Natural gas sales	2,309	1,687	622	37%
NGL sales	1,600	1,337	263	20%
Total mineral and royalty revenue	$23,049	$14,522	$8,527	59%
Lease bonus and other revenue	1,480	2,367	(887)	(37)%
Total revenues	$24,529	$16,889	$7,640	45%
Realized prices, without derivatives:
Oil ($/Bbl)	$55.24	$63.69	$(8.45)	(13)%
Natural gas ($/Mcf)	2.17	2.73	(0.56)	(20)%
NGLs ($/Bbl)	17.42	24.13	(6.71)	(28)%
Equivalents ($/Boe)	$37.42	$42.87	$(5.45)	(13)%
Realized prices, with derivatives:
Oil ($/Bbl) (1)	$55.36	$62.32	$(6.96)	(11)%
Equivalents ($/Boe) (1)	37.49	42.14	(4.65)	(11)%
Operating expenses:
Gathering, transportation and marketing	$1,523	$912	$611	67%
Severance and ad valorem taxes	1,450	882	568	64%
Depreciation, depletion, and amortization	6,760	3,213	3,547	110%
General and administrative (before share-based compensation)	3,267	1,318	1,949	148%
Total operating expenses (before share-based compensation)	$13,000	$6,325	$6,675	106%
Share-based compensation	6,495	—	6,495	***
Total operating expenses	19,495	6,325	13,170	208%
Other expenses:
Interest expense, net	$1,270	$652	$618	95%
Loss on extinguishment of debt	6,933	—	6,933	***
(Gain) loss on derivative instruments, net	(73)	555	(628)	(113)%
Total other expenses	$8,130	$1,207	$6,923	***
_______________________

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300.

Revenues
Total revenues for the three months ended June 30, 2019 increased by 45%, or $7.6 million, compared to the three months ended June 30, 2018. The increase was attributable to an $8.5 million increase in mineral and royalty revenues during the period partially offset by a $0.9 million decrease in lease bonus revenues. The increase in mineral and royalty revenue was primarily attributable to increased drilling and completion activity on our mineral and royalty interests, which resulted in an 82% increase in production volumes to 6,768 Boe/d and a corresponding increase in revenues of $11.9 million. This was partially offset by a 13% decrease in realized commodity prices, resulting in a decrease in royalty revenues of $3.4 million.
Oil revenues for the three months ended June 30, 2019 increased 66%, or $7.6 million, compared to the three months ended June 30, 2018. Oil production volumes increased 92% to 3,807 barrels per day, resulting in a $10.6 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian, Anadarko and Williston Basins. In particular, production volumes in the Anadarko Basin and Permian Basin were up 302% and 181%, respectively, compared to the second quarter of 2018. This was partially offset by a decrease in realized oil prices of 13% to $55.24 per barrel, resulting in a decrease in revenues of $3.0 million.
Natural gas revenues for the three months ended June 30, 2019 increased 37%, or $0.6 million, compared to the three months ended June 30, 2018. Natural gas production volumes increased 73% to 11,710 Mcf/d, resulting in a $1.2 million increase in natural gas revenues. The increase in natural gas production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Anadarko and Permian Basins. Realized natural gas prices decreased 20% to $2.17 per Mcf, resulting in a decrease in revenues of $0.6 million.
NGL revenues for the three months ended June 30, 2019 increased 20%, or $0.3 million, compared to the three months ended June 30, 2018. NGL production volumes increased 66% to 1,009 barrels per day, resulting in an increase in revenues of $0.9 million. This was partially offset by a decrease in realized NGL prices of 28% to $17.42 per barrel, resulting in a decrease of $0.6 million in NGL revenues.
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the three months ended June 30, 2019 is primarily attributable to the highly variable nature of leasing activity from period to period. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses ("GTM"). For the three months ended June 30, 2019, GTM expenses increased 67%, or $0.6 million compared to the three months ended June 30, 2018, primarily due to our 82% increased production volumes.
Severance and ad valorem taxes. For the three months ended June 30, 2019, severance and ad valorem taxes increased 64%, or $0.6 million, over the three months ended June 30, 2018, primarily due to the 82% increase in production volumes.
Depreciation, depletion and amortization. DD&A expense increased 110%, or $3.5 million, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Higher production volumes increased our DD&A expense by $2.5 million and a higher depletion rate increased our DD&A expense by $1.0 million. The depletion rate was $10.74 per Boe and $9.05 per Boe for the three months ended June 30, 2019 and 2018, respectively. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports.
General and administrative and share-based compensation. General and administrative (before share-based compensation) increased 148%, or $1.9 million, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Increases to G & A expense are a result of: (i) $0.5 million of incremental audit and tax fees, (ii) $0.3 million of additional salaries due to increase in headcount, (iii) $0.4 million of incremental director and officers ("D&O") insurance expenses and (iv) $0.7 million of other incremental expenses as a result of becoming a publicly traded company.
Share-based compensation expense in the three months ended June 30, 2019 was $6.5 million, net of $1.0 million of share-based compensation cost capitalized to unevaluated property. At IPO, we recognized $2.0 million of share-based compensation cost related to the Incentive Units. Additionally, in April of 2019, in connection with the IPO, we adopted the Brigham Minerals, Inc. 2019 Long-Term Incentive Plan (“LTIP”) and granted restricted share awards, (“RSAs”), time-based restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) to our employees and executives. Certain of the RSAs vested immediately and we recognized $3.2 million of share-based compensation cost related to the RSAs. Also, subsequent to the IPO and prior to June 30, 2019, we recognized an additional $2.3 million of share-based compensation cost related to the Incentive Units and the awards granted under the LTIP. No share-based compensation expenses were recognized prior to the IPO because the IPO was not considered probable.
Interest expense. Interest expense increased $0.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to higher average outstanding borrowings on the Owl Rock credit facility compared to the prior revolving credit facility. The need for greater borrowings was driven by our increased acquisition pace in the three months ended June 30, 2019 relative to the three months ended June 30, 2018. Our weighted-average interest rate was 7.9% and 5.2% for the three months ended June 30, 2019 and 2018, respectively. In May 2019, a portion of the net proceeds received from the Offering were used to fully repay the outstanding borrowings under the Owl Rock credit facility. In July 2018, proceeds from the Owl Rock credit facility were used to fully repay the outstanding balance of the prior revolving credit facility. See "Note 7 - Long-Term Debt" and "Note 1 - Business and Basis of Presentation" included elsewhere in this Quarterly Report for further discussion of this transaction.
Loss on extinguishment of debt. As a result of the full repayment of the outstanding balance of the Owl Rock credit facility of $200.0 million in May 2019, we recognized a loss on extinguishment of debt of approximately $6.9 million. The loss on extinguishment of debt consists of a $4.0 million write-off of capitalized debt issuance costs, a $2.1 million prepayment fee and accrued legal fees of $0.8 million. See "Note 7 - Long-Term Debt" included elsewhere in this Quarterly Report for further discussion of this transaction.
Gain (Loss) on derivative instruments, net. For the three months ended June 30, 2019, we recognized a net gain on derivative instruments of $0.1 million, which is attributable to oil derivative instruments. For the three months ended June 30, 2018, we recognized a net loss on derivative instruments of $0.6 million attributable to oil derivative instruments, of which $0.2 million was realized.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,		Variance
(Dollars in thousands, except for realized prices)	2019	2018		%
Production:
Oil (MBbls)	613	332	281	85%
Natural gas (MMcf)	1,935	1,172	763	65%
NGLs (MBbls)	165	104	61	58%
Equivalents (MBoe)	1,100	631	469	74%
Equivalents per day (Boe/d)	6,079	3,489	2,590	74%
Revenues:
Oil sales	$32,715	$20,455	$12,260	60%
Natural gas sales	4,896	3,309	1,587	48%
NGL sales	3,028	2,622	406	15%
Total mineral and royalty revenue	$40,639	$26,386	$14,253	54%
Lease bonus and other revenue	2,155	4,586	(2,431)	(53)%
Total revenues	$42,794	$30,972	$11,822	38%
Realized prices, without derivatives:
Oil ($/Bbl)	$53.34	$61.61	$(8.27)	(13)%
Natural gas ($/Mcf)	2.53	2.82	(0.29)	(10)%
NGLs ($/Bbl)	18.41	25.17	(6.76)	(27)%
Equivalents ($/Boe)	$36.93	$41.79	(4.86)	(12)%
Realized prices, with derivatives:
Oil ($/Bbl) (1)	$53.73	$60.52	$(6.79)	(11)%
Equivalents ($/Boe) (1)	37.15	41.21	(4.06)	(10)%
Operating expenses:
Gathering, transportation and marketing	$2,637	$2,007	$630	31%
Severance and ad valorem taxes	2,829	1,642	1,187	72%
Depreciation, depletion, and amortization	11,876	5,758	6,118	106%
General and administrative (before share-based compensation)	5,216	2,782	2,434	87%
Total operating expenses (before share-based compensation)	$22,558	$12,189	$10,369	85%
Share-based compensation	6,495	—	6,495	***
Total operating expenses	29,053	12,189	16,864	138%
Other expenses:
Interest expense, net	$5,095	$1,126	$3,969	***
Loss on extinguishment of debt	6,933	—	6,933	***
(Gain) loss on derivative instruments, net	612	914	(302)	(33)%
Total other expenses	$12,640	$2,040	$10,600	***
_______________________

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300.

Revenues
Total revenues for the six months ended June 30, 2019 increased 38%, or $11.8 million, compared to the six months ended June 30, 2018. The increase was attributable to a $14.3 million increase in mineral and royalty revenues during the period, partially offset by a $2.5 million decrease in lease bonus revenues. The increase in mineral and royalty revenue was primarily attributable to increased drilling and completion activity on our mineral and royalty interests, which resulted in a 74% increase in production volumes to 6,079 Boe/d and a corresponding increase in revenues of $19.6 million. This was partially offset by a 12% decrease in realized commodity prices, resulting in a decrease in royalty revenues of $5.3 million.
Oil revenues for the six months ended June 30, 2019 increased 60%, or $12.3 million, compared to the six months ended June 30, 2018. Oil production volumes increased 85% to 3,389 barrels per day resulting in a $17.3 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Anadarko and Permian Basins. In particular, production volumes in the Anadarko Basin and Permian Basin for the six months ended June 30, 2019 were up 154% and 148%, respectively, compared to the six months ended June 30, 2018. This was partially offset by a decrease in realized oil prices of 13% to $53.34 per barrel, resulting in a decrease in revenues of $5.0 million.
Natural gas revenues for the six months ended June 30, 2019 increased 48%, or $1.6 million, compared to the six months ended June 30, 2018. Natural gas production volumes increased 65% to 10,689 Mcf/d, resulting in a $2.2 million increase in natural gas revenues. The increase in natural gas production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian, Anadarko, and DJ Basins. Realized natural gas prices decreased 10% to $2.53 per Mcf, resulting in a decrease in revenue of $0.6 million.
NGL revenues for the six months ended June 30, 2019 increased 15%, or $0.4 million, compared to the six months ended June 30, 2018. NGL production volumes increased 58% to 909 barrels per day, resulting in an increase in NGL revenues of $1.5 million. This was partially offset by a decrease in realized NGL prices of 27% to $18.41 per barrel, resulting in a decrease of $1.1 million in NGL revenues.
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the six months ended June 30, 2019 is primarily attributable to the highly variable nature of leasing activity from period to period. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the six months ended June 30, 2019, GTM expense increased 31%, or $0.6 million compared to the six months ended June 30, 2018, primarily due to the 74% higher production volumes.
Severance and ad valorem taxes. For the six months ended June 30, 2019, severance and ad valorem taxes increased 72%, or $1.2 million, compared to the six months ended June 30, 2018, primarily due to the 74% higher production volumes.
Depreciation, depletion and amortization. DD&A expense increased 106%, or $6.1 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Higher production volumes increased our DD&A expense by $4.0 million and a higher depletion rate increased our DD&A expense by $2.1 million. The depletion rate was $10.53 per Boe and $8.61 per Boe for the six months ended June 30, 2019 and 2018, respectively. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports.
General and administrative and share-based compensation. General and administrative (before share-based compensation) increased 87%, or $2.4 million, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Increases to G&A expense are a result of: (i) $0.8 million of incremental audit and tax fees, (ii) $0.3 million of additional salaries due to increase in headcount, (iii) $0.4 million of incremental D&O insurance expenses and (iv) $0.9 million of other incremental expenses as a result of becoming a publicly traded company.
Share-based compensation expense in the six months ended June 30, 2019 was $6.5 million, net of $1.0 million of share-based compensation cost capitalized to unevaluated property. At IPO, we recognized $2.0 million of share-based compensation cost related to the Incentive Units. Additionally, in April of 2019, in connection with the IPO, we adopted the Brigham Minerals, Inc. 2019 LTIP and granted RSAs, RSUs and PSUs to our employees and executives. Certain of the RSAs vested immediately and we recognized $3.2 million of share-based compensation cost related to the RSAs. Also, subsequent to the IPO and prior to June 30, 2019, we recognized an additional $2.3 million of share-based compensation cost related to the Incentive Units and the awards granted under the LTIP. No share-based compensation expenses were recognized prior to the IPO because the IPO was not considered probable.
Interest expense. Interest expense increased $4.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to higher average outstanding borrowings and higher interest rates under our Owl Rock credit facility compared to our prior revolving credit facility. The need for greater borrowings was driven by our increased acquisition pace in the six months ended June 30, 2019 relative to the six months ended June 30, 2018. Our weighted-average interest rate was 7.9% and 5.1% for the six months ended June 30, 2019 and 2018, respectively. In May 2019, a portion of the net proceeds received from the Offering were used to fully repay the outstanding borrowings under the Owl Rock credit facility. In July 2018, proceeds from the Owl Rock credit facility were used to fully repay the outstanding balance of the prior revolving credit facility. See "Note 7 - Long-Term Debt" and "Note 1 - Business and Basis of Presentation" included elsewhere in this Quarterly Report for further discussion of this transaction.
Loss on extinguishment of debt. As a result of the full repayment of the outstanding balance of the Owl Rock credit facility of $200.0 million in May 2019, we recognized a loss on extinguishment of debt of approximately $6.9 million. The loss on extinguishment of debt consists of a $4.0 million write-off of capitalized debt issuance costs, a $2.1 million prepayment fee and accrued legal fees of $0.8 million. See "Note 7 - Long-Term Debt" included elsewhere in this Quarterly Report for further discussion of these transactions.
Loss on derivative instruments, net. For the six months ended June 30, 2019, we recognized a net loss on derivative instruments of $0.6 million, which is attributable to oil derivative instruments of which a $0.2 million gain was realized. For the six months ended June 30, 2018, we recognized a net loss on derivative instruments of $0.9 million attributable to oil derivative instruments, of which $0.4 million was realized.
Factors Affecting the Comparability of Our Results of Operations to the Historical Results of Operations of Our Predecessor
Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.
Corporate Reorganization
The historical unaudited condensed combined financial statements included in this Quarterly Report for periods on or before March 31, 2019 are based on the financial statements of our predecessor, Brigham Resources, prior to our corporate reorganization consummated in connection with our IPO. As a result, such historical unaudited condensed combined financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization described in "Note 1 - Business and Basis of Presentation" had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
In connection with our November 2018 restructuring, Brigham Resources became a wholly owned subsidiary of Brigham LLC. After giving effect to the corporate reorganization and the IPO, Brigham Minerals owned an approximate 43.3% interest in Brigham LLC. In addition, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business. See "Note 1 - Business and Basis of Presentation" to the unaudited interim financial statements of Brigham Minerals, Inc. contained elsewhere in this Quarterly Report.
The corporate reorganization that was completed contemporaneously with the closing of the Offering provided a mechanism by which the Brigham LLC Units to be allocated amongst the Existing Owners, including the holders of our management incentive units, was determined. As a result, the satisfaction of all conditions relating to the vesting of certain management incentive units held in Brigham Equity Holdings, LLC ("Brigham Equity Holdings") by our management and employees became probable. Accordingly, contemporaneous with the Offering, we recognized share-based compensation cost of approximately $2.0 million from the grant date through the IPO date, related to the estimated fair value of the Incentive Units at grant, all of which was non-cash. From the IPO date through June 30, 2019, we recognized an additional $5.5 million in non-cash, share-based compensation cost related to the Incentive Units, RSAs, RSUs, and PSUs. Additionally, from the IPO date through June 30, 2019, we capitalized $1.0 million of the share-based compensation cost to unevaluated oil and gas properties. In addition, as the vesting conditions of the unvested Incentive Units, RSAs, RSUs and PSAs, are satisfied we will recognize additional non-cash charges for share compensation expense of approximately $25.9 million.

Public Company Expenses
As a result of the Offering, we incur direct, incremental G&A expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, including share-based compensation, preparing annual and quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.
Income Taxes
Brigham Minerals is subject to U.S. federal and state income taxes as a corporation. Our predecessor was treated as a flow-through entity, and is currently treated as a disregarded entity, for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income is passed through to its members, including Brigham Minerals. Accordingly, the financial data of our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas).
Capital Requirements and Sources of Liquidity
Historically, our primary sources of liquidity have been capital contributions from our existing owners, borrowings under our debt arrangements and cash flows from operations. Following the completion of our Offering, we expect our primary sources of liquidity to be the net proceeds retained from the Offering, cash flows from operations, borrowings under our new revolving credit facility that we entered into in May 2019 (as described below) or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of dividends to our stockholders and for investing in our business, specifically the acquisition of additional mineral and royalty interests.
As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the six months ended June 30, 2019, we incurred approximately $81.3 million for acquisition-related capital expenditures, inclusive of a $1.0 million capitalized share-based compensation cost recorded in the second quarter of 2019. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2019, we believe that our cash flow from operations, additional borrowings under our new revolving credit facility and the proceeds from the Offering will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of June 30, 2019, we had $120.0 million available under the borrowing base of our new revolving credit facility. We fully repaid our outstanding borrowings under the Owl Rock credit facility, which were $200.0 million as of May 7, 2019. See "Note 7 - Long-Term Debt" included elsewhere in this Quarterly Report for further discussion of this transaction. As of June 30, 2019, we had liquidity of $202.7 million.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $98.2 million at June 30, 2019, as compared to $53.5 million at December 31, 2018. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $82.7 million and $32.0 million at June 30, 2019 and December 31, 2018, respectively.

The increase in cash and cash equivalents was primarily due to the cash proceeds generated from the Offering partially offset by the full repayment of the outstanding balance of the Owl Rock credit facility. See "Note 7 - Long-Term Debt" for further discussion of this transaction. We expect that the proceeds from the Offering, our cash flows from operations and additional borrowings under our new revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$29,567	$14,899
Net cash used in investing activities	(79,132)	(109,203)
Net cash provided by financing activities	100,307	89,008
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas and NGLs, lease bonus revenue and changes in working capital. The increase in net cash provided by operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to a 74% increase in production volumes partially offset by (i) the 12% decrease in realized prices during the six months ended June 30, 2019 discussed above; (ii) increases in operating expenses and (iii) lower lease bonus revenues. Typically, an operator makes initial payment related to a new well approximately six months after the well has come on line, which payment often comprises of multiple months of production revenue.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the six months ended June 30, 2019, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $81.1 million, offset by sales of mineral and royalty interests totaling $2.0 million. For the six months ended June 30, 2018, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $105.0 million, as well as restricted cash held in escrow for pending transactions totaling $4.0 million. Our purchase and sale agreements and escrow agreements typically provide for a 30-day period for us to verify title.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 was primarily related to $278.5 million in net proceeds received from the Offering and borrowings under our Owl Rock credit facility of $25.0 million, offset by $200.0 million used to fully repay borrowings under our Owl Rock credit facility. Net cash provided by financing activities for the six months ended June 30, 2018 included $46.0 million in net capital contributions from the Existing Owners and $43.0 million in additional borrowings under the prior revolving credit facility.
Our Owl Rock Credit Facility
On July 27, 2018, we entered into a credit agreement with Owl Rock Capital Corporation, as administrative agent and collateral agent (our "Owl Rock credit facility"). Our Owl Rock credit facility was subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments, and was collateralized by certain of our royalty and mineral properties.
Our Owl Rock credit facility provided for a $125.0 million initial term loan and a $75.0 million delayed draw term loan (“DDTL”). Also, a $10.0 million revolving credit facility was available for general corporate purposes, which was undrawn as of May 7, 2019. In addition, as of May 7, 2019, we had $200.0 million of term loans and DDTL borrowings outstanding under our Owl Rock credit facility. We used a portion of the proceeds from the Offering to repay the outstanding borrowings under the term loan portion and DDTL portion of our Owl Rock credit facility and terminated the Owl Rock credit facility on May 7, 2019. See "Note 1 - Business and Basis of Presentation" to the condensed consolidated and combined financial statements of

Brigham Minerals contained elsewhere in this Quarterly Report. Our Owl Rock credit facility bore interest at a rate per annum equal to, at our option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%. Our Owl Rock credit facility required us to maintain compliance with customary financial and collateral coverage ratios. See "Note 7 - Long-Term Debt" to the condensed consolidated and combined financial statements of Brigham Minerals contained elsewhere in this Quarterly Report for further discussion.

Prior Revolving Credit Facility

Prior to entering into our Owl Rock credit facility (which was terminated in May 2019), we maintained a revolving credit facility (our “prior revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain lenders party thereto with commitments of $150.0 million (subject to a borrowing base). We repaid the $70.0 million outstanding balance under our prior revolving credit facility with proceeds from our Owl Rock credit facility and terminated the prior revolving credit facility.
New Revolving Credit Facility
On May 16, 2019 (the “closing date”) Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the various lenders from time to time party thereto, providing for a new revolving credit facility (our “new revolving credit facility”). Our new revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on substantial portion of Brigham Resources and its domestic subsidiaries’ assets, including substantial portion of their respective royalty and mineral properties.

Availability under our new revolving credit facility is governed by a borrowing base, which is subject to redetermination on August 1, 2019, November 1, 2019, February 1, 2020 and semi-annually thereafter on May 1 and November 1 of each year, commencing with May 1, 2020. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. As of the closing date, the borrowing base was $120.0 million, and there were no amounts drawn under our new revolving credit facility.

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
Contractual Obligations
A summary of our contractual obligations as of June 30, 2019, is provided in the following table.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Office lease	299	654	672	689	474	111	$2,899
On July 15, 2019, we entered into a new office lease agreement for additional office spaces and termination of some of our existing office spaces. The new agreement replaces all our existing office lease agreements. See "Note 14 - Subsequent Events" for further discussion of this transaction.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of June 30, 2019, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our IPO registration statement, except the accounting policies discussed in "Note 2 - Summary of Significant Accounting Policies."
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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $106.06 per barrel in July 2014, and as of June 30, 2019, the posted price for oil was $58.20 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise declined and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018, and as of June 30, 2019, the Henry Hub spot market price of natural gas was $2.42 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are discussed in our IPO registration statement under “Risk Factors—Risks Related to Our Business—Substantially all of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. Prices of oil, natural gas and NGLs are volatile due to factors beyond our control. A substantial or extended decline in commodity prices may adversely affect our business, financial condition or results of operations.”
A $1.00 per barrel change in our realized oil price would have resulted in a $0.6 million change in our oil revenues for the six months ended June 30, 2019. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.2 million change in our natural gas revenues for the six months ended June 30, 2019. A $1.00 per barrel change in NGL prices would have resulted in a $0.2 million change in our NGL revenues for the six months ended June 30, 2019. Royalty revenue from oil sales contributed 77% of our total revenues for the six months ended June 30, 2019. Royalty revenue from natural gas sales contributed 11% and royalty revenue from NGL sales contributed 7% of our total revenues for the six months ended June 30, 2019.
We may enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Our new revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. As of June 30, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.2% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of June 30, 2019 and December 31, 2018.
Our open positions as of June 30, 2019 are as follows:

Description & Production Period	Volume (Bbl)	Weighted Average Swap Price ($/Bbl)
Crude Oil Swaps:
July 2019 — September 2019	15,000	$63.61
October 2019 — December 2019	15,000	$63.61
Total	30,000	$63.61

At June 30, 2019 and December 31, 2018, we had a net asset derivative position of $0.2 million and $1.1 million, respectively, related to our oil price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2019, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to approximately zero, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $0.3 million, an increase of $0.2 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
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
Interest Rate Risk
Our new revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our new revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans,1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our new revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our new revolving credit facility. Our new revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. As of June 30, 2019, we had no amounts drawn on our new revolving credit facility.
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

Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2019.
Change in Internal Controls Over Financial Reporting
As described under “Material Weaknesses and Remediation” below, we have undertaken remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2019. Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weaknesses and Remediation
Prior to the completion of the Offering, Brigham Resources had been a private company that required fewer accounting personnel to execute its accounting processes and supervisory resources to address its internal control over financial reporting, which we believed were adequate for a private company of its size and industry. In preparation for ongoing operations of a public company, we engaged third-party consultants to assist with the documentation, implementation and testing of enhanced accounting processes and control procedures required to meet the financial reporting requirements of a public company. Nevertheless, the design and execution of our controls has not been sufficiently tested by individuals with financial reporting oversight roles or by our third party consultants. In connection with the preparation and review of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, our management identified certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. After identifying such material weaknesses, which resulted in errors in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, we reviewed our audited financial statements for the year ended December 31, 2017 for additional potential accrual and presentation errors, which resulted in an immaterial correction of the presentation of gains and losses on sales of assets to include such gains and losses in other operating income for all periods presented. For more information regarding the impact of these material weaknesses on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, please see “Risk Factors—Risks Related to the Offering and Our Class A Common Stock—We have identified and are in the process of remediating certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain recent transactions. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may cause current and potential stockholders to lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.” in our IPO registration statement.

We are working to remediate the material weaknesses, which originated in our internal control over financial reporting described above. To date, we have taken steps to enhance our internal control environment, including implementing additional review procedures that we believe have remediated certain aspects of the identified material weaknesses. We have also engaged a third-party consultant to develop a plan for remediating the remaining aspects of the identified material weaknesses, including implementing additional review procedures, employing additional finance and accounting personnel and reevaluating our internal reporting procedures with respect to revenue recognition. Due to the material weaknesses described above, management performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 and our unaudited condensed consolidated and combined financial statements for the three and six months ended June 30, 2019, respectively, are fairly presented, in all material respects, in accordance with GAAP. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. In addition, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.

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
Item 1A. — Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our IPO registration statement. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed under “Risk Factors” in our IPO registration statement.
Implementation of new Colorado Senate Bill 19-181 may increase costs and limit oil and natural gas exploration and production operations in the state, which could adversely impact future production from our properties and have an adverse effect on our business, financial condition and results of operations.

In April 2019, Senate Bill 19-181 was signed into law in Colorado. This bill reforms the composition of the Colorado Oil and Gas Conservation Commission (“COGCC”), directs the commission to impose more stringent environmental regulations with respect to permitting new oil and gas projects and also required that COGCC study the need for stricter air pollution controls for such projects. The legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural-gas operations within their jurisdictions, including in a manner that may be more stringent than state-level rules. Several local governments have passed temporary moratoria on new oil and natural-gas projects until the local governments have passed their own rules implementing the new law. Timing for issuance of new or amended rules at the state and local level pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Implementation of this new law could result in increased operational costs incurred by operators of our properties and limit operations, including due to delays in the state issuing new drilling permits, for exploration and production activities in Colorado, which could significantly impact future exploration and development activities on our properties.

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

Use of Proceeds
On April 23, 2019, the Company completed its firm commitment initial public offering of 14,500,000 shares of its Class A common stock at a price of $18.00 per share pursuant to its Registration Statement on Form S-1 (File 333-230373), as amended and declared effective by the SEC on April 17, 2019, and its Registration on Form S-1 (File 333-230926) which automatically became effective upon filing with the SEC on April 17, 2019 pursuant to Rule 462(b) under the Securities Act. The Company granted the underwriters a 30-day option to purchase up to an additional 2,175,000 shares of Class A common stock, which was exercised in full on April 24, 2019. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. LLC acted as joint book-running managers and representatives of the underwriters in the Offering. The gross proceeds of the Offering, including from the underwriters exercise of their option in full to purchase 2,175,000 shares of Class A common stock, was $300.1 million, which resulted in net proceeds to the Company of $274.9 million after deducting $18 million of underwriting discounts and commissions and $7.2 million of offering-related expenses. The Company contributed the net proceeds from the Offering to Brigham LLC, which used $202.3 million to repay the outstanding balance under the Owl Rock credit facility (including prepayment fees) and will use the remaining net proceeds to fund future mineral and royalty acquisitions. No payments, fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate of the Company.

Item 6. — Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Master Reorganization Agreement, dated April 17, 2019, by and among Brigham Minerals, Inc. and the other parties named therein. (1)
2.2	Contribution and Distribution Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the parties named therein. (2)
3.1	Amended and Restated Certificate of Incorporation of Brigham Minerals, Inc., filed with the Secretary of State of the State of Delaware on April 23, 2019. (2)
3.2	Amended and Restated Bylaws of Brigham Minerals, Inc., effective April 23, 2019. (2)
4.1	Registration Rights Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the stockholders named therein. (2)
4.2	Stockholders’ Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the stockholder named therein. (2)
31.1*	Certificate of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.
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
Date: August 9, 2019

BRIGHAM MINERALS, INC.

By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

By:	/s/ Blake Williams
Blake C. Williams
Chief Financial Officer