Form 10-Q
period 2019-09-30
Brigham Minerals, Inc.
filed 2019-11-08
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 21,997,198 shares of Class A common stock and 28,777,802 shares of Class B common stock outstanding as of October 31, 2019.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

		Page
	Glossary of Oil and Natural Gas Terms	ii
	Cautionary Statement Regarding Forward-Looking Statements	iv

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated and Combined Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Condensed Consolidated and Combined Statement of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	2
	Condensed Consolidated and Combined Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Condensed Consolidated and Combined Statement of Changes in Shareholders' and Members' Equity for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated and Combined Statement of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	6
	Notes to Condensed Consolidated and Combined Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 6.	Exhibits	47
	SIGNATURES	48

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

Term	Definition
Basin
A depression in the Earth's crust formed from plate tectonics providing accommodation space for the accumulation of sedimentary rocks and organic material. Which when subjected to the appropriate depth and duration of burial, hydrocarbon generation can occur creating oil and natural gas bearing strata.

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
Completion
The process of treating a drilled well followed by the installation of permanent equipment for the production of oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Drilled but Uncompleted Well (DUC)	A well that an operator has spud but has not yet begun hydraulic fracturing or completion operations.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a mineral or royalty interest is owned.
MBbl	One thousand barrels of crude oil, condensate or NGLs.
MBoe	One thousand Boe.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One Mcf per day.
MMBtu	One million British thermal units.
MMcf	One million cubic feet of natural gas.
Net royalty acre	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest.
Net well	The percentage of net revenue interest an owner has out of a gross well. For example, an owner who has an 25% royalty interest in a single well owns 0.25 net wells.
NGLs	Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline.
NYMEX	The New York Mercantile Exchange.
Operator	The individual or company responsible for the development and/or production of an oil or natural gas well or lease.
Possible Reserves	Reserves that are less certain to be recovered than probable reserves.
Probable reserves	Reserves that are less certain to be recovered than proved reserves but that, together with proved reserves, are as likely as not to be recovered.
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

Term	Definition
Realized price	The cash market price less all applicable deductions such as quality, transportation and demand adjustments.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$25,848	$31,985
Restricted cash	—	474
Accounts receivable	23,047	20,695
Prepaid expenses and other	2,505	7,103
Short-term derivative assets	146	1,057
Total current assets	51,546	61,314
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	276,888	228,151
Evaluated property	423,884	289,851
Less accumulated depreciation, depletion and amortization	(49,488)	(27,628)
Oil and gas properties—net	651,284	490,374
Other property and equipment	5,808	5,408
Less accumulated depreciation	(3,566)	(3,115)
Other property and equipment—net	2,242	2,293
Deferred tax asset	9,977	—
Other assets, net	1,155	45
Total assets	$716,204	$554,026

LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,291	$5,662
Current portion of debt	—	2,188
Total current liabilities	7,291	7,850
Long-term debt	45,000	168,517
Deferred tax liability	—	3,684
Other non-current liabilities	449	27
Temporary equity (Note 9)	603,986	—
Shareholders' and members’ equity:
Members’ contributed capital	—	208,728
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 21,997,198 shares issued and outstanding at September 30, 2019	220	—
Class B common stock, $0.01 par value; 150,000,000 authorized, 28,777,802 shares issued and outstanding at September 30, 2019	—	—
Additional paid-in capital	63,203	(3,057)
Accumulated (deficit) earnings	(3,945)	168,277
Total shareholders' equity attributable to Brigham Minerals, Inc. and members’ equity	59,478	373,948
Total liabilities and shareholders' and members’ equity	$716,204	$554,026

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
REVENUES
Mineral and royalty revenues	$24,135	$16,460	$64,774	$42,846
Lease bonus and other revenues	972	2,241	3,127	6,827
Total revenues	25,107	18,701	67,901	49,673
OPERATING EXPENSES
Gathering, transportation and marketing	1,113	887	3,750	2,894
Severance and ad valorem taxes	1,377	957	4,206	2,599
Depreciation, depletion and amortization	8,434	3,851	20,310	9,609
General and administrative	5,068	1,290	16,779	4,072
Total operating expenses	15,992	6,985	45,045	19,174
Income from operations	9,115	11,716	22,856	30,499
Gain (loss) on derivative instruments, net	91	(280)	(521)	(1,194)
Interest expense, net	(65)	(2,902)	(5,160)	(4,028)
Loss on extinguishment of debt	—	—	(6,933)	—
Gain on sale and distribution of equity securities	—	—	—	823
Other income, net	130	47	165	57
Income before income taxes	9,271	8,581	10,407	26,157
Income tax expense	807	428	1,114	456
NET INCOME	$8,464	$8,153	$9,293	$25,701
Less: net income attributable to predecessor	—	(7,262)	(5,092)	(24,810)
Less: net income attributable to temporary equity	(5,318)	—	(2,377)	—
Net income attributable to Brigham Minerals, Inc. shareholders	$3,146	$891	$1,824	$891

NET INCOME PER COMMON SHARE
Basic	$0.14	$—	$0.07	$—
Diluted	$0.14	$—	$0.07	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,838	—	13,299	—
Diluted	21,926	—	13,346	—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
NET INCOME	$8,464	$8,153	$9,293	$25,701
Other comprehensive income	—	—	—	—
Unrealized gains (losses) on available for sale equity securities, net	—	—	—	141
Reclassification of gains on sale and distribution of available for sale equity securities	—	—	—	(823)
Other comprehensive income	—	—	—	(682)
COMPREHENSIVE INCOME	$8,464	$8,153	$9,293	$25,019
Comprehensive income attributable to Predecessor	—	(7,262)	(5,092)	(24,128)
Comprehensive income attributable to temporary equity	(5,318)	—	(2,377)	—
Comprehensive income attributable to shareholders	$3,146	$891	$1,824	$891

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' EQUITY
(Unaudited)

	Members' Contributed Capital	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders' and Members' Equity
(In thousands)		Shares	Amount	Shares	Amount
Balance—December 31, 2018	$208,728	—	$—	—	—	$(3,057)	$168,277	$373,948
Net income attributable to shareholders	—	—	—	—	—	—	534	534
Net income attributable to Predecessor	—	—	—	—	—	—	3,502	3,502
Balance—March 31, 2019	$208,728	—	$—	—	$—	$(3,057)	$172,313	$377,984

Net income attributable to shareholders	—	—	—	—	—	—	314	314
Net income attributable to Predecessor	—	—	—	—	—	—	1,590	1,590
Balance prior to corporate reorganization and IPO	$208,728	—	$—	—	$—	$(3,057)	$174,217	$379,888
Exchange of Units of Brigham Minerals Holdings, LLC for Class A Common Stock and Class B Common Stock	(208,728)	5,322	53	28,778	—	380,205	(171,530)	—
Issuance of common stock in IPO, net of offering cost	—	16,675	167	—	—	274,746	—	274,913
Deferred tax asset arising from the IPO	—	—	—	—	—	13,664	—	13,664
Reclassification of non-controlling interests to temporary equity	—	—	—	—	—	(518,000)	—	(518,000)
Share-based compensation expense	—	—	—	—	—	7,505	—	7,505
Net loss post-IPO	—	—	—	—	—	—	(2,170)	(2,170)
Adjustment of temporary equity to redemption amount	—	—	—	—	—	(97,344)	—	(97,344)
Balance—June 30, 2019	$—	21,997	$220	28,778	$—	$57,719	$517	$58,456
Offering costs related to IPO	—	—	—	—	—	(1,465)	—	(1,465)
Share-based compensation expense	—	—	—	—	—	3,152	—	3,152
Dividends:
Common stock ($0.33 per share)	—	—	—	—	—	—	(7,206)	(7,206)
Dividend equivalent rights ($0.33 per share)	—	—	—	—	—	—	(402)	(402)
Net income	—	—	—	—	—	—	3,146	3,146
Adjustment of temporary equity to redemption amount	—	—	—	—	—	3,797	—	3,797
Balance—September 30, 2019	$—	21,997	$220	28,778	$—	$63,203	$(3,945)	$59,478

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' EQUITY
(Unaudited)
(CONTINUED)

	Members' Contributed Capital	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' and Members' Equity
(In thousands)		Shares	Amount	Shares	Amount
Balance—December 31, 2017	$166,030	—	$—	—	$—	$—	$682	$135,462	$302,174
Contributions	20,692	—	—	—	—	—	—	—	20,692
Distributions	(3,313)	—	—	—	—	—	—	—	(3,313)
Other comprehensive income	—	—	—	—	—	—	(682)	—	(682)
Net income	—	—	—	—	—	—	—	8,197	8,197
Balance—March 31, 2018	$183,409	—	$—	—	$—	$—	$—	$143,659	$327,068
Contributions	24,386	—	—	—	—	—	—	—	24,386
Net income	—	—	—	—	—	—	—	9,351	9,351
Balance—June 30, 2018	$207,795	—	$—	—	$—	$—	$—	$153,010	$360,805
Deferred tax liability arising from corporate reorganization	—	—	—	—	—	(3,057)	—	—	(3,057)
Proceeds from sale of equity securities	933	—	—	—	—	—	—	—	933
Net income attributable to shareholders	—	—	—	—	—	—	—	891	891
Net income attributable to predecessor	—	—	—	—	—	—	—	7,262	7,262
Balance---September 30, 2018	$208,728	—	$—	—	$—	$(3,057)	$—	$161,163	$366,834

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,293	$25,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,310	9,609
Share-based compensation expense	8,232	—
Loss on extinguishment of debt	6,933	—
Amortization of debt issue costs	354	501
Deferred income taxes	2	303
Loss on derivative instruments, net	521	1,194
Net cash received (paid) for derivative settlements	356	(670)
Gain on sale of equity securities	—	(823)
Bad debt expense	293	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,612)	(9,342)
Decrease (increase) in other current assets	970	(4,845)
Increase in accounts payable and accrued liabilities	1,827	218
Increase in other long-term liabilities	46	—
Net cash provided by operating activities	$46,525	$21,846
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(181,484)	(164,051)
Additions to other fixed assets	(400)	(571)
Proceeds from sale of oil and gas properties, net	2,001	125
Proceeds from sale of equity securities	—	933
Changes in restricted cash held in escrow for acquisitions	33	(933)
Net cash used in investing activities	$(179,850)	$(164,497)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of short-term related party loan	—	(7,000)
Borrowings of short-term related party loan	—	7,000
Payments of short-term debt	(4,596)	—
Payments of long-term debt	(195,404)	(70,000)
Borrowings of long-term debt	70,000	193,000
Payment of debt extinguishment fees	(2,091)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	277,075	—
Capital contributions	—	46,011
Dividends paid	(7,206)	—
Distributions to holders of temporary equity	(9,379)	—
Loan closing costs	(1,211)	(4,614)
Net cash provided by financing activities	$127,188	$164,397
(Decrease) increase in cash and cash equivalents	(6,137)	21,746
Cash and cash equivalents, beginning of period	31,985	6,886
Cash and cash equivalents, end of period	$25,848	$28,632

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

(CONTINUED)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental disclosure of non-cash activity:
Equity securities distributed	—	(3,313)
Accrued capital expenditures	286	5
Capitalized share-based compensation expense	2,425	—
Temporary equity cumulative adjustment to fair value	93,546	—
Supplemental cash flow information:
Cash interest payments	5,657	2,888
Cash paid for taxes	1,014	84

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, “Brigham Minerals” or the "Company") is a Delaware corporation formed in June 2018 to become a holding company. Brigham Minerals acquired an indirect interest in Brigham Resources, LLC (“Brigham Resources”), our predecessor, on July 16, 2018 in a series of restructuring transactions pursuant to which certain entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) contributed all of their respective interests in the entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals (the "July 2018 restructuring"). As a result of such restructuring transactions, Brigham Minerals became wholly owned by an entity affiliated with Warburg Pincus, and Brigham Minerals indirectly owned a 16.5% membership interest in Brigham Resources. The remaining outstanding membership interests of Brigham Resources remained with certain other entities affiliated with Warburg Pincus, Yorktown Partners LLC and Pine Brook Road Advisors, LP, Brigham Minerals' management and its other investors (collectively, the "Original Owners").

On November 20, 2018, Brigham Resources underwent a second series of restructuring transactions (the “November 2018 restructuring”). In the November 2018 restructuring, Brigham Resources became a wholly owned subsidiary of Brigham Minerals Holdings, LLC (“Brigham LLC”), which was a wholly owned subsidiary of Brigham Equity Holdings, LLC (“Brigham Equity Holdings”), and Brigham Equity Holdings became wholly owned by the owners of Brigham Resources immediately prior to such restructuring, directly or indirectly, through Brigham Minerals. As a result of the foregoing transactions, there was no change in the control or economic interests of the Original Owners and Brigham Minerals in Brigham Resources, although their ownership became indirect through Brigham Equity Holdings and its wholly owned subsidiary, Brigham LLC. The July 2018 restructuring and the November 2018 restructuring are collectively referred to herein as, the "2018 corporate reorganizations."

Brigham Resources wholly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”), which acquire and actively manage a portfolio of mineral and royalty interests. The Minerals Subsidiaries are Brigham Resources’ sole material assets. Brigham Resources also previously owned Brigham Resources Operating, LLC (“Brigham Operating”), an upstream oil and gas exploration and production business in the southern Delaware Basin of West Texas. In February 2017, Brigham Operating completed the sale of substantially all of its oil and natural gas properties to an unrelated third-party purchaser, following which Brigham Operating’s only material assets consisted of an ownership interest in Oryx Southern Delaware Holdings, LLC, an entity that operates a crude oil gathering system located in the southern Delaware Basin. Immediately prior to Brigham Minerals' initial public offering of shares of its Class A common stock, which was completed in April 2019 (the "IPO"), Brigham Resources distributed to its members or their affiliates 100% of the equity interests in Brigham Operating. Subsequent to the distribution, Brigham Resources no longer had any direct or indirect ownership interest in Brigham Operating. Unless otherwise indicated, the historical financial information relating to periods prior to our IPO reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating.

Initial Public Offering

In April 2019, Brigham Minerals completed the IPO of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. This resulted in net proceeds of approximately $273.3 million, after deducting underwriting commissions and discounts and offering expenses. As a result of the IPO and the corporate restructuring described below, Brigham Minerals became a holding company whose sole material asset consists of a 43.3% interest in Brigham LLC, which wholly owns Brigham Resources. Brigham Resources continues to wholly own the Minerals Subsidiaries, which own all of Brigham Resources' operating assets. In connection with the IPO, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business and consolidates the financial results of Brigham LLC and its wholly-owned subsidiary, Brigham Resources.
All of the interests in Brigham Operating were distributed, directly or indirectly, to the Original Owners prior to the consummation of the IPO. As a result, neither Brigham Minerals nor Brigham LLC owned any direct or indirect interest in Brigham Operating at the time of the IPO.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

In connection with the IPO,

•	all of the outstanding membership interests in Brigham LLC were converted into a single class of common units in Brigham LLC (the “Brigham LLC Units”);

•	Brigham Minerals issued shares of Class A common stock to certain of our Original Owners in exchange for incentive units in Brigham Equity Holdings;

•
Brigham Equity Holdings distributed all of its equity interests in Brigham LLC, other than its interests in Brigham LLC attributable to certain unvested incentive units in Brigham Equity Holdings, to the Original Owners and Brigham Minerals (which resulted in the ownership in Brigham LLC of our Original Owners with respect to unvested incentive units remaining consolidated in Brigham Equity Holdings);

•	Brigham Minerals issued 16,675,000 shares of Class A common stock, including the Underwriters' overallotment, to purchasers in the IPO in exchange for the cash proceeds of the IPO;

•
each holder of Brigham LLC Units following the restructuring (a “Brigham Unit Holder”), other than Brigham Minerals and its subsidiaries, received a number of shares of Class B common stock equal to the number of Brigham LLC Units held by such Brigham Unit Holder following the IPO; and

•
Brigham Minerals contributed, directly or indirectly, the net proceeds of the IPO to Brigham LLC in exchange for an additional number of Brigham LLC Units such that Brigham Minerals holds, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the IPO.

After the transactions discussed above and after the IPO,

•	the Original Owners own all of Brigham Minerals' Class B common stock, representing 56.7% of Brigham Minerals' capital stock;

•	the Original Owners own 5,322,198 shares, or 24.2%, of Brigham Minerals' Class A common stock, representing 10.5% of Brigham Minerals' capital stock;

•	investors in the IPO own 16,675,000 shares, or 75.8%, of Brigham Minerals' Class A common stock, representing 32.8% of Brigham Minerals' capital stock;

•	Brigham Minerals owns an approximate 43.3% interest in Brigham LLC; and

•
the Original Owners own directly an approximate 56.7% interest in Brigham LLC (in addition to the 10.5% interest in Brigham LLC the Original Owners own indirectly through their ownership of shares of Brigham Minerals' Class A common stock).

Following the IPO, and prior to September 30, 2019, Brigham Resources:

•	fully repaid the $200.0 million outstanding balance under the Owl Rock credit facility (as defined below) on May 7, 2019;

•
wrote-off $4.0 million of capitalized debt issuance cost and incurred $2.1 million in prepayment fees and $0.8 million in accrued legal fees resulting in a loss on extinguishment of debt of approximately $6.9 million in its statement of operations;

•	applied capitalized issuance cost of $8.7 million as a reduction of additional paid-in-capital of which $3.6 million was incurred in 2018 and $5.1 million was incurred in 2019;

•
recognized a charge for share-based compensation cost of approximately $8.2 million related to the estimated fair value of the Incentive Units (as defined below), restricted stock awards (“RSAs”), restricted stock units subject to time-based vesting (“RSUs”) and restricted stock units subject to performance-based vesting (“PSUs”), net of $2.4 million of capitalized share-based compensation expense, all of which was non-cash. In addition, as the vesting conditions of the Incentive Units, RSAs, RSUs and PSUs are satisfied, Brigham Minerals will recognize additional non-cash charges for share-based compensation cost of approximately $21.3 million, a portion of which will be capitalized;

•
entered into a credit agreement on May 16, 2019 with a banking syndicate, including Wells Fargo Bank, N.A., as administrative agent for a new revolving credit facility (as defined below) with a borrowing base of $135.0 million and outstanding balance of $45.0 million as of September 30, 2019; and

•	received a full refund of the cash collateral related to the existing WTI fixed price swap contracts, which was $1.6 million as of May 2019, upon entering into the new revolving credit facility.

On November 7, 2019, the borrowing base on our new revolving credit facility was increased to $150.0 million. See "Note 7- Long-Term Debt" and "Note 14 - Subsequent Events" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.

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

The accompanying unaudited consolidated condensed and combined interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in the registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (the “SEC”) and declared effective on April 17, 2019 (the "IPO registration statement"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019. Unless otherwise indicated, the historical financial information relating to periods prior to our IPO reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating.

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

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Resources' audited consolidated financial statements and notes for the year ended December 31, 2018, presented in the IPO registration statement. There have been no changes in such policies or the application of such policies during the three and nine months ended September 30, 2019, except as described below:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation

Brigham Minerals accounts for its share-based compensation including grants of the Incentive Units, restricted stock awards, time-based restricted stock units and performance-based stock units in the condensed consolidated and combined statements of operations based on their estimated fair values at grant date. Brigham Minerals recognizes expense on a straight-line basis over the vesting period of the respective grant, which is generally the requisite service period. Share-based compensation is included in general and administrative expenses in Brigham Minerals’ condensed consolidated and combined statements of operations included within this Quarterly Report. There was approximately $21.3 million of unamortized compensation expense relating to outstanding awards at September 30, 2019, a portion of which will be capitalized. The unrecognized share-based compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards. Brigham Minerals accounts for forfeitures as they occur.

Earnings Per Share

Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of its Class B common stock and the treasury stock method to determine the potential dilutive effect of outstanding Incentive Units, RSAs, RSUs, and PSUs.

Income Taxes

Brigham Minerals accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. On the date of our IPO, Brigham Minerals recognized a tax benefit of approximately $13.7 million, associated with the differences between the tax and book basis of the investment in Brigham Resources, LLC, as discussed in “Note 11 - Income Taxes”.

Temporary Equity

Brigham Minerals accounts for the Original Owners' 56.7% interest in Brigham LLC as temporary equity as a result of certain redemption rights held by the Original Owners as discussed in "Note 9 - Temporary Equity." As such, the Company adjusts temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on the 10-day volume-weighted average closing price ("VWAP") of Class A shares at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital.

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
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2020 and interim periods within the fiscal year ending December 31, 2021 and early adoption is permitted. We are currently evaluating the impact that the adoption of this update will have on our condensed consolidated and combined financial statements and related disclosures.
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
We completed our review of revenue contracts covering our material revenue streams, designed to evaluate any potential changes in revenue recognition upon adoption of the new standard, and concluded that the implementation of the new standard will not have a material impact on our condensed consolidated and combined financial statements. We also evaluated the information technology and internal control changes that may be required to implement the new standard based on the results of our contract review process.

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

(In thousands)	September 30, 2019	December 31, 2018
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$276,888	$228,151
Evaluated property	423,884	289,851
Total oil and gas properties, at cost	700,772	518,002
Less accumulated depreciation, depletion, and amortization	(49,488)	(27,628)
Total oil and gas properties, net	$651,284	$490,374

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $8.3 million and $3.7 million for the three months ended September 30, 2019 and 2018, respectively, and $19.9 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively. Average depletion of proved properties was $11.49 per Boe and $10.17 per Boe for the three months ended September 30, 2019 and 2018, respectively, and $10.91 per Boe and $9.18 per Boe for the nine months ended September 30, 2019 and 2018, respectively.
The costs associated with unevaluated properties primarily consist of acquisition costs and capitalized general and administrative costs. Brigham Minerals capitalizes certain overhead expenses and other internal costs attributable to the acquisition of mineral and royalty interests as part of its investment in oil and gas properties over the periods benefitted by these activities. Capitalized costs do not include any costs related to general corporate overhead or similar activities. Capitalized costs were $2.3 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $5.0 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

4.	Acquisitions and Divestitures
During the nine months ended September 30, 2019 and 2018, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below. The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that were funded with borrowings under its Owl Rock credit facility, the new revolving credit facility and proceeds from the IPO.

	Assets Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2019	$27,929	$13,403	$41,332
Quarter Ended June 30, 2019	25,050	14,925	39,975
Quarter Ended September 30, 2019	63,787	35,251	99,038
Total Acquired	$116,766	$63,579	$180,345

	Assets Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2018	$14,132	$11,462	$25,594
Quarter Ended June 30, 2018	44,706	34,711	79,417
Quarter Ended September 30, 2018	39,099	19,873	58,972
Total Acquired	$97,937	$66,046	$163,983

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

5.	Derivative Instruments
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
Because the counterparties to Brigham Minerals derivative instruments have investment grade credit ratings, Brigham Minerals believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its derivative instruments as of September 30, 2019. Although Brigham Minerals does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of its counterparties.
Concurrent with the termination of its prior revolving credit facility in July 2018, Brigham Resources posted cash collateral of $1.4 million for its existing WTI fixed price swap contracts. The cash collateral was $1.6 million in May 2019 prior to the termination of the Owl Rock credit facility and was returned to Brigham Resources upon entering into the new revolving credit facility, as discussed in "Note 1 - Business and Basis of Presentation."
As of September 30, 2019, Brigham Minerals had certain WTI fixed price swap contracts based on the NYMEX futures index. The fair values, notional quantities and weighted-average swap prices of these contracts as of September 30, 2019, are summarized in the table below.

Description & Production Period	Volume	Weighted Average Swap Price	Fair Value Asset/(Liability)
	(Bbl)	($/Bbl)	(In thousands)
Crude Oil Swaps:
October 2019 — December 2019	15,000	$63.61	$146
Brigham Minerals' derivative instruments are subject to master netting arrangements and are presented on a net basis in its condensed consolidated and combined balance sheets. The following table summarizes the location and fair value of its derivative instruments as of September 30, 2019 and December 31, 2018 (in thousands):

Derivative Instruments	Balance Sheet Classification	Gross Amount Recognized	Less Group Amount of Offset	Net Amount Recognized
As of September 30, 2019
Derivative assets:
Commodity swaps	Current derivative assets	$146	$—	$146
As of December 31, 2018
Derivative assets:
Commodity swaps	Current derivative assets	$1,057	$—	$1,057

The following table summarizes Brigham Minerals' gain (loss) on derivative instruments, net on its condensed consolidated and combined statement of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Realized gain (loss)	$119	$(306)	$356	$(670)
Unrealized gain (loss)	(28)	26	(877)	(524)
Combined - realized/unrealized gain (loss)	$91	$(280)	$(521)	$(1,194)

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
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
Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the nine months ended September 30, 2019 and 2018.
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
On May 7, 2019, the Owl Rock credit facility was terminated and paid off using the proceeds generated from the IPO. As a result of the debt repayment, Brigham Minerals recognized a loss on extinguishment of debt of $6.9 million, which consisted of a $4.0 million write-off of capitalized debt issuance costs, a $2.1 million prepayment fee and accrued legal fees of $0.8 million.
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
Availability under our new revolving credit facility is governed by a borrowing base, which is subject to redetermination on November 1, 2019, February 1, 2020, and semi-annually thereafter on May 1 and November 1 of each year, commencing with May 1, 2020. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. As of September 30, 2019, the borrowing base was $135.0 million and the outstanding balance under our new revolving credit facility was $45.0 million.
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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

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
Our new revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, our new revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 4.00 to 1.00. As of September 30, 2019, we were in compliance with all covenants in accordance with our new revolving credit facility.
On November 7, 2019, the borrowing base on our new revolving credit facility was increased to $150.0 million. See "Note 14 - Subsequent Events" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.

8. Shareholders' and Members' Equity

Class A Common Stock

Brigham Minerals has approximately 22.0 million shares of its Class A common stock outstanding as of September 30, 2019. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities.

Class B Common Stock

Brigham Minerals has approximately 28.8 million shares of its Class B common stock outstanding as of September 30, 2019. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ stockholders for their vote or approval. Holders of Class B common stock generally do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding shares of Class B common stock (and corresponding Brigham LLC Units), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSAs, RSUs, PSUs and unvested Incentive Units. Brigham Minerals does not use the two-class method because the Class B common stock and the unvested share-based awards are nonparticipating securities. For the three and nine months ended September 30, 2019, the Incentive Units and shares of

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Class B common stock were not recognized in dilutive EPS calculations as the effect would have been antidilutive. For the nine months ended September 30, 2019, the RSAs were not recognized in dilutive EPS calculations as the effect would have been antidilutive. There were no shares of Class A or Class B common stock outstanding for the three and nine months ended September 30, 2018, therefore no earnings per share information has been presented for those periods.

For the nine months ended September 30, 2019, Brigham Minerals' EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income or loss prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding from the IPO through September 30, 2019. The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Basic EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. shareholders	$3,146	$—	$1,824	$—
Less: net income attributable to Brigham Minerals, Inc. shareholders pre-IPO	—	—	(848)	—
Basic net income attributable to Brigham Minerals, Inc. shareholders post-IPO	$3,146	$—	$976	$—

Denominator:
Basic weighted average shares outstanding	21,838	—	13,299	—
Basic EPS attributable to Brigham Minerals, Inc. shareholders	$0.14	$—	$0.07	$—

Diluted EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. shareholders post-IPO	3,146	—	976	—
Effect of time-based restricted stock awards	—	—	—	—
Diluted net income attributable to Brigham Minerals, Inc. shareholders	$3,146	$—	$976	$—
Denominator:
Basic weighted average shares outstanding	21,838	—	13,299	—
Effect of dilutive securities:
Time-based restricted stock awards	88	—	47	—
Diluted weighted average shares outstanding	21,926	—	13,346	—
Diluted EPS attributable to Brigham Minerals, Inc. shareholders	$0.14	$—	$0.07	$—

As of September 30, 2019, there were 753,546 shares related to PSUs (based on target), that could vest in the future dependent on predetermined performance goals. These units were not included in the computation of EPS for the three and nine months ended September 30, 2019, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

9. Temporary Equity

Temporary equity represents the Original Owners' 56.7% ownership of Brigham LLC. In addition, the Original Owners own all of our Class B common stock. Each share of Class B common stock does not have any economic rights but entitles its holder

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

to one vote on all matters to be voted on by our stockholders, generally and a redemption right into Class A shares. As discussed in "Note 1- Business and Basis of Presentation," following the IPO:

•
Each holder of Brigham LLC Units following the restructuring, other than Brigham Minerals and its subsidiaries, received a number of shares of Class B common stock equal to the number of Brigham LLC Units held by such Brigham Unit Holder following the IPO;

•
Brigham Minerals contributed, directly or indirectly, the net proceeds of the IPO to Brigham LLC in exchange for an additional number of Brigham LLC Units such that Brigham Minerals holds, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the IPO; and

•
Under the Amended and Restated Limited Liability Company Agreement of Brigham LLC (the "Brigham LLC Agreement"), each Brigham Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right is required to be made by the Company's directors who are independent under Section 10A-3 of the Securities Act and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Class B common stock is classified as temporary equity in the condensed consolidated and combined balance sheet as, pursuant to the Brigham LLC Agreement, the Redemption Rights of each Brigham Unit Holder for either shares of Class A common stock or an equivalent amount of cash is not solely within Brigham Minerals' control. This is due to the holders of the Class B common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class B common stock to elect the members of the board of directors of the Company, including those directors that determine whether to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right. Temporary equity is recorded at the greater of the book value or redemption amount. From the date of the IPO through September 30, 2019, the Company recorded adjustments to the value of temporary equity as presented in the table below:

(In thousands)	Temporary Equity Adjustments
Balance - April 17, 2019 (1)	$518,000
Net loss attribution post-IPO	(2,941)
Distribution of pre-IPO restricted cash to Original Owners	(441)
Adjustment of temporary equity to redemption amount (2)	97,344
Balance - June 30, 2019	$611,962
Net income attribution 3Q, 2019	$5,318
Distribution to non-controlling interest	(9,497)
Adjustment of temporary equity to redemption amount (3)	(3,797)
Balance - September 30, 2019	$603,986
(1) Based on 28,777,802 shares of Class B common stock outstanding and Class A share price of $18.00 at IPO date.
(2) Based on 28,777,802 shares of Class B common stock outstanding and Class A share 10-day VWAP of $21.27 at June 28, 2019.
(3) Based on 28,777,802 shares of Class B common stock outstanding and Class A share 10-day VWAP of $20.99 at September 30, 2019.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

10. Share-Based Compensation

LLC Incentive Units

As part of the Second Amended and Restated Limited Liability Company Agreement of Brigham Resources, LLC dated May 8, 2015, Brigham Resources authorized 120,000 restricted incentive units for issuance to management, independent directors, employees, and consultants (such incentive units, as converted as described below, the "Incentive Units”). Brigham Resources granted Incentive Units in April 2013 and September 2015 and 2018. In connection with the 2018 corporate reorganizations and the corporate reorganization consummated in connection with Brigham Minerals' IPO (collectively with the 2018 corporate reorganizations, the "corporate reorganization"), these Incentive Units were converted into units in Brigham Equity Holdings, LLC ("Brigham Equity Holdings") with equivalent rights, responsibilities, and preferences. The Incentive Units are subject to vesting as follows: 20% of the Incentive Units were vested on the date of grant and 20% of the Incentive Units vest on each anniversary of the date of grant if the holder remains continuously employed by Brigham Resources or its affiliates through the applicable vesting date. In connection with our IPO, holders of Incentive Units that were vested at such time received one share of Brigham Minerals' Class B common stock and one Brigham LLC Unit for each vested Incentive Unit. Upon vesting of the Incentive Units following the IPO, holders of the Incentive Units will receive one share of Brigham Minerals' Class B common stock and one Brigham LLC Unit for each vested Incentive Unit.

In connection with the completion of the IPO, Brigham LLC and Brigham Equity Holdings discontinued granting new Incentive Units; however Brigham Equity Holdings will continue to administer the existing awards that remain outstanding. As discussed in "Note 9 - Temporary Equity," participants may receive one share of Brigham Minerals' Class A common stock in exchange for one share of Class B common stock and one Brigham LLC Unit, or cash at the option of Brigham Minerals. Brigham Minerals accounts for the Incentive Units as compensation cost measured at the fair value of the award on the date of grant. No compensation expense was recognized prior to the IPO because the IPO was not considered probable.

A summary of the Incentive Unit activity for the nine months ended September 30, 2019 is as follows:

	Incentive Units
(In thousands)	Number of Incentive Units	Grant-date Fair Value
Outstanding—January 1, 2019	3,272	$1.49
Vested	(3,058)	0.88
Outstanding—September 30, 2019	215	$10.04

A summary of the Incentive Unit activity for the nine months ended September 30, 2018 is as follows:

	Incentive Units
(In thousands)	Number of Incentive Units	Grant-date Fair Value
Outstanding—January 1, 2018	2,918	$0.45
Granted	354	10.04
Vested	—	—
Outstanding—September 30, 2018	3,272	$1.49

Brigham LLC used a third-party valuation specialist to assist management in its estimation of the grant-date fair value of the Incentive Units on the respective grant dates during 2013, 2015 and 2018. Brigham LLC used the Black-Scholes option pricing valuation model with the following weighted-average assumptions:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

	Incentive Units
	2018 Awards	2015 Awards	2013 Awards
Expected volatility	28%	33%	40%
Expected dividend yield	—	—	—
Expected term (in years)	0.7	3.7	6.2
Risk-free interest rates	2.45%	1.07%	0.94%
Weighted-average grant date fair value per Incentive Unit	$10.04	$0.03	$1.51

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued RSAs, RSUs and PSUs under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At September 30, 2019,  4,334,974 shares of Class A common stock remained available for future grants. Currently, all RSAs, RSUs and PSUs granted under the LTIP are entitled to receive dividends (in the case of RSAs) or have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such dividends and DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSAs, RSUs, and PSUs. Dividends and DERs are accumulated and paid when the underlying shares vest. The fair value of the RSA awards granted with the right to receive dividends and RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

RSAs are grants of shares of Class A common stock subject to a risk of forfeiture and restrictions on transferability. The share-based compensation expense of such RSAs was determined using the closing price of Class A common stock on April 23, 2019, the date of grant, of $21.25. On April 23, 2019, 312,189 RSAs were granted and 152,742 RSAs vested immediately. The remaining unvested RSAs generally vest in one-third increments on each of April 23, 2020, 2021 and 2022 and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the lapse of such restrictions. During the three and nine months ended September 30, 2019, no RSAs were forfeited or converted. Brigham Minerals accounts for forfeitures as they occur.

RSUs represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs that have been granted generally vest in one-third increments on each of December 31, 2019, 2020 and 2021 and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation expense of such RSUs was determined using the closing price on April 23, 2019, the date of grant, of $21.25 applied to the total number of 598,891 RSUs granted. Brigham Minerals accounts for forfeitures as they occur. During the three and nine months ended September 30, 2019, no RSUs were forfeited, converted or vested.

PSUs represent the right to receive shares of Class A common stock on December 31, 2021. 753,546 PSUs (based on target) were granted on April 23, 2019. The terms and conditions of the PSUs allow for vesting of the awards ranging between 0% (or forfeiture) and 200% of target. The vesting level is calculated based on the actual total stockholder return achieved during the performance period including projected dividends. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable performance period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. Using the assumptions in the table below, Brigham Minerals estimated the fair value of PSUs at the date of grant to be $20.36.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

Performance-Based Restricted Stock Units
Expected dividend yield	8.1%
Risk-free interest rate	2.3%
Volatility	30.0%

The number of PSUs that will be earned is estimated quarterly and as of September 30, 2019, we estimated that 379,107 PSUs will be earned. No PSUs were forfeited, converted or vested during the three and nine months ended September 30, 2019.

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated and combined statement of operations included within this Quarterly Report. Share-based compensation cost recorded for each type of share-based compensation award, was as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Incentive Units (1) (3)	$559	$—	$2,726	$—
RSAs (2) (3)	285	—	3,741	—
RSUs (3)	1,686	—	2,932	—
PSUs (4)	622	—	1,258	—
Capitalized share-based compensation (5)	(1,415)	—	(2,425)	—
Total share-based compensation expense	$1,737	$—	$8,232	$—

(1)
Includes a cumulative effect adjustment to share-based compensation cost of $2.0 million pertaining to the period from the grant date through the IPO date. No compensation expense was recorded prior to the IPO because the IPO was not considered probable.

(2)	Includes $3.2 million recorded at grant date of April 23, 2019, associated with 152,742 RSAs, which vested immediately.

(3)
Share-based compensation expense relating to Incentive Units, restricted stock awards and time-based restricted stock units with ratable vesting is recognized on a straight-line basis over the requisite service period for the entire award.

(4)	Share-based compensation expense relating to PSUs with cliff-vesting is recognized on a straight-line basis over the performance period for the entire award.

(5)
During the three and nine months ended September 30, 2019, Brigham Minerals capitalized $1.4 million and $2.4 million, respectively, of the share-based compensation to unevaluated property on its balance sheet.

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense to be recorded for the share-based compensation awards that were outstanding at September 30, 2019, a portion of which will be capitalized:

(In thousands)	Incentive Units	RSAs	RSUs	PSUs	Total
2019	$178	$285	$1,686	$723	$2,872
2020	712	1,129	4,217	2,869	$8,927
2021	712	1,129	3,891	2,868	$8,600
2022	533	350	—	—	$883
Total	$2,135	$2,893	$9,794	$6,460	$21,282

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Brigham Resources, the Company’s predecessor, is a limited liability company that is not subject to U.S. federal income tax, but is subject to the Texas Margin Tax and state income taxes in Oklahoma, North Dakota, and Colorado. As part of the July 2018 restructuring, certain entities affiliated with Warburg Pincus contributed all of their respective interests in certain wholly owned “blocker” entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals. On the date of the July 2018 restructuring, a corresponding “first day” tax charge of approximately $3.1 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of the investment in Brigham Resources. The offset of the deferred tax liability was recorded to additional paid-in-capital.

Brigham Minerals is a corporation and is subject to U.S. federal income tax. In April 2019, Brigham Minerals completed the IPO of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. The tax implications of the July 2018 restructuring, initial public IPO and the tax impact of the Company's status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated and combined financial statements. On IPO date, a corresponding tax benefit of approximately $13.7 million was recorded associated with the differences between the tax and book basis of the investment in Brigham Resources, LLC. The offset of the deferred tax asset was recorded to additional paid-in capital.

The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2019 was 7.9%. During the three and nine months ended September 30, 2019, the Company recognized an income tax expense of $0.8 million and $1.1 million, respectively. During the three and nine months ended September 30, 2018, the income tax expense recognized was $0.4 million and $0.5 million, respectively. Total income tax expense for the three and nine months ended September 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the temporary equity, net income attributable to Predecessor, state taxes (net of the anticipated federal benefit), and percentage depletion in excess of basis.

12. Commitments and Contingencies
Commitments
Brigham Minerals leases office space under operating leases. Rent expense for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $0.4 million and $0.2 million, respectively. Future minimum lease commitments under noncancelable operating leases at September 30, 2019 are presented below:

(In thousands)	Commitment
Year
2019	$160
2020	970
2021	1,275
2022	1,312
2023	1,349
Thereafter	5,020
Total	$10,086
Contingencies
Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at September 30, 2019 and December 31, 2018.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

13. Related-Party Transactions

Brigham Land Management (“BLM”) occasionally provides us with land brokerage services. The services are provided at market prices and are periodically verified by third-party quotes. BLM is owned by Vince Brigham, an advisor to us and brother of Ben M. Brigham, our founder and Executive Chairman of our Board of Directors. For the nine months ended September 30, 2019 and 2018, the amounts paid to BLM for land brokerage services were immaterial. At September 30, 2019 and December 31, 2018, the liabilities recorded for services performed by BLM during the respective periods were immaterial.

Brigham Exploration Company, partially owned by Ben M. Brigham, on occasion leases some of our acreage at market rates. In connection with such leases, we received $0.4 million for the nine months ended September 30, 2019 from Brigham Exploration. There were no payments received from Brigham Exploration Company in connection with such leases for the three months ended September 30, 2019 and for the three and nine months ended September 30, 2018.

14. Subsequent Events

On November 7, 2019, Brigham Minerals declared a dividend of $0.33 per Class A common stock payable on November 27, 2019, to unitholders of record at the close of business on November 20, 2019.

On November 7, 2019, the borrowing base on our new revolving credit facility was increased to $150.0 million.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of Brigham Resources, our predecessor for accounting purposes, included in the Registration Statement on Form S-1, as amended, filed with SEC and declared effective on April 17, 2019 (the "IPO registration statement"), as well as the accompanying unaudited condensed consolidated and combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). In connection with our corporate reorganizations, we became the managing member of Brigham Minerals Holdings, LLC (“Brigham LLC”) and are indirectly responsible for all operational, management and administrative decisions related to Brigham LLC and its operating subsidiaries’ business. Unless otherwise indicated, the historical financial information relating to periods prior to our initial public offering, which we completed in April 2019 (the "IPO") in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects only the historical financial results of our predecessor, excluding the historical results and operations of Brigham Operating, and does not give effect to the IPO. Unless the context otherwise requires, references in this section to the "Company," "we," "us," "our" or like terms, (i) for periods prior to completion of the IPO, refer to the assets and operations (including reserves, production and acreage) of Brigham Resources, excluding the historical results and operations of Brigham Operating, and (ii) for periods after completion of the IPO, refer to the assets and operations of Brigham Minerals and its subsidiaries.
The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved, probable and possible reserves, mineral acquisition capital, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed under the heading "Risk Factors" in our IPO registration statement and elsewhere in this Quarterly Report, particularly in “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders. As of September 30, 2019, we owned 79,200 net royalty acres across 39 counties within the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial Highlights:

•
Our royalty revenues comprised of crude oil, natural gas and NGL sales increased 47%, to $24.1 million, for the three months ended September 30, 2019 and 51%, to $64.8 million, for the nine months ended September 30, 2019 as compared to the corresponding periods from the prior year.

•
Our production volumes increased by 98%, to 7,828 Boe/d (69% liquids, 54% oil), for the three months ended September 30, 2019 and 83%, to 6,668 Boe per day (70% liquids, 55% oil), for the nine months ended September 30, 2019 as compared to the corresponding periods from the prior year.

•
Our net income for the three and nine months ended September 30, 2019 was $8.5 million and $9.3 million, respectively, compared to net income for the three and nine months ended September 30, 2018 of $8.2 million and $25.7 million, respectively. Adjusted EBITDA increased by 24%, to $19.3 million, for the three months ended September 30, 2019 and 28%, to $51.4 million, for the nine months ended September 30, 2019 as compared to the corresponding periods from the prior year. Adjusted EBITDA ex lease bonus increased by 37%, to $18.3 million, for the three months ended September 30, 2019 and 45%, to $48.3 million, for the nine months ended September 30, 2019 as compared to the corresponding periods from the prior year. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate Our Operations–Adjusted EBITDA and Adjusted EBITDA Ex Lease Bonus."

Corporate Highlights:

•
On November 7, 2019, Brigham Minerals declared a dividend of $0.33 per share of Class A common stock payable on November 27, 2019 to unitholders of record at the close of business on November 20, 2019.

•
In May 2019, we entered into a credit agreement with a bank syndicate, including Wells Fargo Bank as our administrative agent, for a new revolving credit facility with an initial borrowing base of $120 million. The borrowing base was increased to $150.0 million on November 7, 2019.

Operational Update

Mineral and Royalty Interest Ownership Update
During the three months ended September 30, 2019, the Company completed 65 transactions acquiring 5,100 net royalty acres (standardized to a 1/8th royalty interest) for $99.0 million, in the Permian, SCOOP/STACK, and Williston Basins. The Company deployed approximately 87% of its mineral acquisition in the third quarter to the Permian Basin, 11% to the Anadarko Basin, and 2% to the Williston Basin. The acquired minerals are expected to deliver near-term production and cash flow growth with the addition of 84 gross DUCs (1.6 net DUCs) and 36 gross permits (0.5 net permits) to its inventory counts. As of September 30, 2019, the Company owned roughly 79,200 net royalty acres, encompassing 12,216 gross (108 net) undeveloped horizontal locations, across 39 counties in what the Company views as the core of the Permian Basin in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
The table below summarizes the Company’s mineral and royalty interest ownership as of the dates indicated and changes in such ownership on a quarter over quarter ("Q/Q") and year-to-date ("YTD") basis.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
September 30, 2019	24,900	3,800	10,600	10,250	15,450	7,100	7,100	79,200
June 30, 2019	21,750	3,500	10,250	10,050	15,450	6,900	6,200	74,100
March 31, 2019	20,550	3,200	9,750	9,700	15,450	6,850	6,000	71,500
Acres Added Q/Q	3,150	300	350	200	—	200	900	5,100
% Added Q/Q	14%	9%	3%	2%	—%	3%	15%	7%
December 31, 2018	19,200	3,200	8,700	9,700	15,400	6,800	5,800	68,800
Acres Added YTD 2019	5,700	600	1,900	550	50	300	1,300	10,400
Acres Sold YTD 2019	(100)	—	—	—	—	—	—	(100)
% Added YTD 2019	30%	19%	22%	6%	—%	4%	22%	15%

Operating Activity Update

DUC Conversions
The Company saw significant conversion of its DUC inventory during the third quarter with over 245 gross (1.8 net) horizontal wells identified that had been converted to production, which represented 26% of its gross DUC inventory as of Q2 2019 (35% of net DUCs). Thus far in 2019, the Company has converted 70% of its gross DUC inventory (80% of its net DUCs) as of year-end 2018, which compares highly favorably to the 88% of year-end 2017 gross DUCs converted during 2018. Third quarter conversions of gross wells by status are summarized in the graph below:

Drilling Activity
During the third quarter 2019, the Company averaged approximately 63 rigs running on its mineral and royalty interests with approximately 2,800 net royalty acres under development as compared to 51 rigs and 2,500 net royalty acres under development on average over the prior six quarters. The Company had 28 rigs operating on its Permian Basin minerals and 20 rigs on its SCOOP minerals. Operators running rigs on Brigham's mineral position included Continental (14 rigs), ExxonMobil (7 rigs), Occidental Petroleum (5 rigs), Marathon Oil (4 rigs) and Parsley Energy (3 rigs). Of note, ExxonMobil and Occidental continued their active drilling programs in our Loving County Development Area with on average 5 rigs drilling the majority of the third quarter. Additionally, Continental and Marathon Oil operated on average 17 rigs on the Company's SCOOP asset during the third quarter. Brigham’s rig activity over the past seven quarters is summarized in the graph below:

DUC and Permit Inventory
The Company expects near-term production growth will be driven by the continued conversion of its DUC and permit inventory. Brigham's DUC and permit inventory as of September 30, 2019 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	289	79	149	63	215	169	32	996
Permits	133	82	18	8	227	213	—	681
Net Inventory
DUCs	2.9	0.4	0.9	0.4	1.2	0.3	0.1	6.2
Permits	0.9	0.4	0.1	—	2.9	0.3	—	4.5
(1) Individual amounts may not total due to rounding.
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•	volumes of oil, natural gas and NGLs produced;

•	number of rigs on location, permits, spuds, completions and wells turned-in-line;

•	commodity prices; and

•	Adjusted EBITDA and Adjusted EBITDA ex lease bonus.
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $91.02 per barrel in October 2014. The Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018. As of September 30, 2019, the posted price for oil was $54.09 per barrel and the Henry Hub spot market price of natural gas was $2.37 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.
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
For the three months ended September 30, 2019 and 2018, we recognized a gain of $0.1 million and a loss of $0.3 million on commodity derivative instruments, respectively. For the nine months ended September 30, 2019 and 2018, our loss on commodity derivative instruments, net was $0.5 million and $1.2 million, respectively. Our open oil and natural gas derivative contracts as of September 30, 2019 are detailed in “Note 5 – Derivative Instruments” to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report.
In addition, our new revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. As of September 30, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.1% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of September 30, 2019 and December 31, 2018.
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
We define Adjusted EBITDA as net income (loss) before depreciation, depletion and amortization, share-based compensation expense, interest expense, gain or loss on sale and distribution of equity securities, gain or loss on derivative instruments, loss on extinguishment of debt, and income tax expense, less other income and gain or loss on sale of oil and gas properties. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus revenue we receive due to the unpredictability of timing and magnitude of the revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to net income:
Net income	$8,464	$8,153	$9,293	$25,701
Add:
Depreciation, depletion, and amortization	8,434	3,851	20,310	9,609
Share-based compensation expense	1,737	—	8,232	—
Interest expense, net	65	2,902	5,160	4,028
Loss on extinguishment of debt	—	—	6,933	—
Loss on derivative instruments, net	—	280	521	1,194
Income tax expense	807	428	1,114	456
Less:
Gain on derivative instruments, net	91	—	—	—
Other income, net	130	47	165	57
Gain on sale and distribution of equity securities	—	—	—	823
Adjusted EBITDA	$19,286	$15,567	$51,398	$40,108
Less:
Lease bonus revenue	972	2,241	3,127	6,827
Adjusted EBITDA ex lease bonus	$18,314	$13,326	$48,271	$33,281
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
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty revenues
Oil sales	83%	73%	79%	68%
Natural gas sales	8%	8%	10%	10%
NGL sales	5%	7%	6%	8%
Total royalty revenue	96%	88%	95%	86%
Lease bonus revenue	4%	12%	5%	14%
Total revenues	100%	100%	100%	100%
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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,		Variance
(Dollars in thousands, except for realized prices)	2019	2018		%
Production:
Oil (MBbls)	388	211	177	84%
Natural gas (MMcf)	1,334	625	709	114%
NGLs (MBbls)	110	48	62	127%
Equivalents (MBoe)	720	364	356	98%
Equivalents per day (Boe/d)	7,828	3,953	3,875	98%
Revenues:
Oil sales	$20,799	$13,705	$7,094	52%
Natural gas sales	2,132	1,510	622	41%
NGL sales	1,204	1,245	(41)	(3)%
Total mineral and royalty revenue	$24,135	$16,460	$7,675	47%
Lease bonus and other revenue	972	2,241	(1,269)	(57)%
Total revenues	$25,107	$18,701	$6,406	34%
Realized prices, without derivatives:
Oil ($/Bbl)	$53.61	$64.88	$(11.27)	(17)%
Natural gas ($/Mcf)	1.60	2.42	(0.82)	(34)%
NGLs ($/Bbl)	10.96	25.77	(14.81)	(57)%
Equivalents ($/Boe)	$33.51	$45.26	$(11.75)	(26)%
Realized prices, with derivatives:
Oil ($/Bbl) (1)	$53.92	$63.43	$(9.51)	(15)%
Equivalents ($/Boe) (1)	33.68	44.42	(10.74)	(24)%
Operating expenses:
Gathering, transportation and marketing	$1,113	$887	$226	25%
Severance and ad valorem taxes	1,377	957	420	44%
Depreciation, depletion, and amortization	8,434	3,851	4,583	119%
General and administrative (before share-based compensation)	3,331	1,290	2,041	158%
Total operating expenses (before share-based compensation)	$14,255	$6,985	$7,270	104%
Share-based compensation	1,737	—	1,737	***
Total operating expenses	15,992	6,985	9,007	129%
Other expenses:
Interest expense, net	$65	$2,902	$(2,837)	(98)%
(Gain) loss on derivative instruments, net	(91)	280	(371)	(133)%
Total other expenses	$(26)	$3,182	$(3,208)	(101)%
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

Royalty Income Revenues
Total revenues for the three months ended September 30, 2019 increased by 34%, or $6.4 million, compared to the three months ended September 30, 2018. The increase was attributable to a $7.7 million increase in mineral and royalty revenues during the period partially offset by a $1.3 million decrease in lease bonus revenues. The increase in mineral and royalty revenue was primarily attributable to ongoing and consistent drilling and completion activity on our mineral and royalty interests, which resulted in an 98% increase in production volumes to 7,828 Boe/d and a corresponding increase in revenues of $16.1 million. This was partially offset by a 26% decrease in realized commodity prices, resulting in a decrease in royalty revenues of $8.4 million.
Oil revenues for the three months ended September 30, 2019 increased 52%, or $7.1 million, compared to the three months ended September 30, 2018. Oil production volumes increased 84% to 4,217 barrels per day, resulting in a $11.5 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to ongoing drilling and completion activity on our properties in the Permian, Anadarko and Williston Basins. In particular, production volumes in the Permian and Anadarko Basin were up 158% and 92%, respectively, compared to the third quarter of 2018. This was partially offset by a decrease in realized oil prices of 17% to $53.61 per barrel, resulting in a decrease in revenues of $4.4 million.
Natural gas revenues for the three months ended September 30, 2019 increased 41%, or $0.6 million, compared to the three months ended September 30, 2018. Natural gas production volumes increased 114% to 14,504 Mcf/d, resulting in a $1.7 million increase in natural gas revenues. The increase in natural gas production volumes for the period was primarily attributable to ongoing drilling and completion activity on our properties in the Anadarko, Permian and Williston Basins. Realized natural gas prices decreased 34% to $1.60 per Mcf, resulting in a decrease in revenues of $1.1 million.
NGL revenues for the three months ended September 30, 2019 were unchanged compared to the three months ended September 30, 2018. NGL production volumes increased 127% to 1,194 barrels per day, resulting in an increase in revenues of $1.6 million. The increase in NGL production volumes was largely attributable to the ongoing drilling and completion activity on our properties in the Anadarko, Permian, and Williston Basins. This was offset by a decrease in realized NGL prices of 57% to $10.96 per barrel, resulting in a decrease of $1.6 million in NGL revenues.
Lease Bonus Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the three months ended September 30, 2019 is primarily attributable to the highly variable nature of leasing activity from period to period. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses ("GTM"). For the three months ended September 30, 2019, GTM expenses increased 25%, or $0.2 million compared to the three months ended September 30, 2018, primarily due to the increase in production volumes.
Severance and ad valorem taxes. For the three months ended September 30, 2019, severance and ad valorem taxes increased 44%, or $0.4 million, over the three months ended September 30, 2018, primarily due to the increase in well count and royalty revenues.
Depreciation, depletion and amortization. DD&A expense increased 119%, or $4.6 million, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Higher production volumes increased our DD&A expense by $3.6 million and a higher depletion rate increased our DD&A expense by $1.0 million. The depletion rate was $11.49 per Boe and $10.17 per Boe for the three months ended September 30, 2019 and 2018, respectively. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) increased 158%, or $2.0 million, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Increases to G&A expense are a result of: (i) $0.8 million of legal and professional fees (ii) $0.3 million of incremental audit and tax fees, (iii) $0.3 million of additional salaries due to an increase in headcount, (iv) $0.4 million of incremental director and officers ("D&O") insurance expenses and (v) $0.2 million of other incremental expenses as a result of becoming a publicly traded company.

Share-based compensation expense for the three months ended September 30, 2019 was $1.7 million, net of $1.4 million of share-based compensation cost capitalized to unevaluated property. See "Note 10 - Share-Based Compensation" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
Interest expense. Interest expense decreased $2.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to lower average outstanding borrowings on the new revolving credit facility compared to the Owl Rock credit facility. In May 2019, a portion of the net proceeds received from the IPO were used to fully repay the outstanding borrowings under the Owl Rock credit facility. Acquisitions of minerals and royalty interests during the three months ended September 30, 2019 were funded by the remaining net proceeds from the IPO and borrowings from the new revolving credit facility. As of September 30, 2019, the outstanding balance of the new revolving credit facility was $45.0 million. Our weighted-average interest rate was 6.2% and 7.7% for the three months ended September 30, 2019 and 2018, respectively.
Gain (Loss) on derivative instruments, net. For the three months ended September 30, 2019 and 2018, we recognized a net gain on oil derivative instruments of $0.1 million, and a net loss on oil derivative instruments of $0.3 million, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,		Variance
(Dollars in thousands, except for realized prices)	2019	2018		%
Production:
Oil (MBbls)	1,001	543	458	84%
Natural gas (MMcf)	3,269	1,797	1,472	82%
NGLs (MBbls)	274	152	122	80%
Equivalents (MBoe)	1,820	995	825	83%
Equivalents per day (Boe/d)	6,668	3,645	3,023	83%
Revenues:
Oil sales	$53,514	$34,160	$19,354	57%
Natural gas sales	7,028	4,820	2,208	46%
NGL sales	4,232	3,866	366	9%
Total mineral and royalty revenue	$64,774	$42,846	$21,928	51%
Lease bonus and other revenue	3,127	6,827	(3,700)	(54)%
Total revenues	$67,901	$49,673	$18,228	37%
Realized prices, without derivatives:
Oil ($/Bbl)	$53.45	$62.88	$(9.43)	(15)%
Natural gas ($/Mcf)	2.15	2.68	(0.53)	(20)%
NGLs ($/Bbl)	15.43	25.36	(9.93)	(39)%
Equivalents ($/Boe)	$35.58	$43.06	(7.48)	(17)%
Realized prices, with derivatives:
Oil ($/Bbl) (1)	$53.80	$61.65	$(7.85)	(13)%
Equivalents ($/Boe) (1)	35.78	42.38	(6.60)	(16)%
Operating expenses:
Gathering, transportation and marketing	$3,750	$2,894	$856	30%
Severance and ad valorem taxes	4,206	2,599	1,607	62%
Depreciation, depletion, and amortization	20,310	9,609	10,701	111%
General and administrative (before share-based compensation)	8,547	4,072	4,475	110%
Total operating expenses (before share-based compensation)	$36,813	$19,174	$17,639	92%
Share-based compensation	8,232	—	8,232	***
Total operating expenses	45,045	19,174	25,871	135%
Other expenses:
Interest expense, net	$5,160	$4,028	$1,132	28%
Loss on extinguishment of debt	6,933	—	6,933	***
Loss on derivative instruments, net	521	1,194	(673)	(56)%
Total other expenses	$12,614	$5,222	$7,392	142%
___________________

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300.

Royalty Income Revenues
Total revenues for the nine months ended September 30, 2019 increased 37%, or $18.2 million, compared to the nine months ended September 30, 2018. The increase was attributable to a $21.9 million increase in mineral and royalty revenues during the period, partially offset by a $3.7 million decrease in lease bonus revenues. The increase in mineral and royalty revenue was primarily attributable to increased drilling and completion activity on our mineral and royalty interests, which resulted in a 83% increase in production volumes to 6,668 Boe/d and a corresponding increase in revenues of $35.5 million. This was partially offset by a 17% decrease in realized commodity prices, resulting in a decrease in royalty revenues of $13.6 million.
Oil revenues for the nine months ended September 30, 2019 increased 57%, or $19.4 million, compared to the nine months ended September 30, 2018. Oil production volumes increased 84% to 3,668 barrels per day resulting in a $28.8 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian, Anadarko and Williston Basins. In particular, production volumes in the Permian and Anadarko Basins for the nine months ended September 30, 2019 were up 152% and 124%, respectively, compared to the nine months ended September 30, 2018. This was partially offset by a decrease in realized oil prices of 15% to $53.45 per barrel, resulting in a decrease in revenues of $9.4 million.
Natural gas revenues for the nine months ended September 30, 2019 increased 46%, or $2.2 million, compared to the nine months ended September 30, 2018. Natural gas production volumes increased 82% to 11,975 Mcf/d, resulting in a $3.9 million increase in natural gas revenues. The increase in natural gas production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian and Anadarko Basins. Realized natural gas prices decreased 20% to $2.15 per Mcf, resulting in a decrease in revenue of $1.7 million.
NGL revenues for the nine months ended September 30, 2019 increased 9%, or $0.4 million, compared to the nine months ended September 30, 2018. NGL production volumes increased 80% to 1,005 barrels per day, resulting in an increase in NGL revenues of $3.1 million. The increase in NGL production volumes was largely attributable to the increase in drilling and completion activity on our properties in the Anadarko, Permian, and Williston Basins. This was partially offset by a decrease in realized NGL prices of 39% to $15.43 per barrel, resulting in a decrease of $2.7 million in NGL revenues.
Lease Bonus Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the nine months ended September 30, 2019 is primarily attributable to the highly variable nature of leasing activity from period to period. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the nine months ended September 30, 2019, GTM expense increased 30%, or $0.9 million compared to the nine months ended September 30, 2018, primarily due to the higher production volumes.
Severance and ad valorem taxes. For the nine months ended September 30, 2019, severance and ad valorem taxes increased 62%, or $1.6 million, compared to the nine months ended September 30, 2018, primarily due to an increase in well count and royalty revenues.
Depreciation, depletion and amortization. DD&A expense increased 111%, or $10.7 million, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Higher production volumes increased our DD&A expense by $7.6 million and a higher depletion rate increased our DD&A expense by $3.1 million. The depletion rate was $10.91 per Boe and $9.18 per Boe for the nine months ended September 30, 2019 and 2018, respectively. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) increased 110%, or $4.5 million, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Increases to G&A expense are a result of: (i) $1.1 million of incremental audit and tax fees, (ii) $0.4 million of additional salaries due to increase in headcount, (iii) $0.7 million of incremental D&O insurance expenses, (iv) $0.9 million of legal and professional fees and (v) $1.4 million of other incremental expenses as a result of becoming a publicly traded company.

Share-based compensation expense for the nine months ended September 30, 2019 was $8.2 million, net of $2.4 million of share-based compensation cost capitalized to unevaluated property. At IPO, we recognized a cumulative effect adjustment of $2.0 million of share-based compensation cost related to the Incentive Units, pertaining to the period from the grant date through the IPO. Additionally, in April of 2019, in connection with the IPO, we adopted the Brigham Minerals, Inc. 2019 LTIP and granted RSAs, RSUs and PSUs to our employees and executives. Certain of the RSAs vested immediately and we recognized $3.2 million of share-based compensation cost related to the RSAs. Also, subsequent to the IPO and prior to September 30, 2019, we recognized an additional $5.4 million of share-based compensation cost related to the Incentive Units and the awards granted under the LTIP. No share-based compensation expenses were recognized prior to the IPO because the IPO was not considered probable. See "Note 10 - Share-Based Compensation" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
Interest expense. Interest expense increased $1.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to higher average outstanding borrowings and higher interest rates under our Owl Rock credit facility compared to our prior revolving credit facility. The need for greater borrowings was driven by our increased acquisition pace in the nine months ended September 30, 2019 relative to the nine months ended September 30, 2018. Our weighted-average interest rate was 7.9% and 6.6% for the nine months ended September 30, 2019 and 2018, respectively. In May 2019, a portion of the net proceeds received from the IPO were used to fully repay the outstanding borrowings under the Owl Rock credit facility. In July 2018, proceeds from the Owl Rock credit facility were used to fully repay the outstanding balance of the prior revolving credit facility. See "Note 7 - Long-Term Debt" and "Note 1 - Business and Basis of Presentation" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion of this transaction.
Loss on extinguishment of debt. As a result of the full repayment of the outstanding balance of the Owl Rock credit facility of $200.0 million in May 2019, we recognized a loss on extinguishment of debt of approximately $6.9 million. The loss on extinguishment of debt consists of a $4.0 million write-off of capitalized debt issuance costs, a $2.1 million prepayment fee and accrued legal fees of $0.8 million. See "Note 7 - Long-Term Debt" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion of these transactions.
Loss on derivative instruments, net. For the nine months ended September 30, 2019, we recognized a net loss on derivative instruments of $0.5 million, which is attributable to oil derivative instruments, net of a realized gain of $0.4 million. For the nine months ended September 30, 2018, we recognized a net loss on derivative instruments of $1.2 million attributable to oil derivative instruments, of which $0.7 million was realized.
Factors Affecting the Comparability of Our Results of Operations to the Historical Results of Operations of Our Predecessor
Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.
Corporate Reorganization
The historical unaudited condensed consolidated and combined financial statements included in this Quarterly Report for periods on or before March 31, 2019 are based on the financial statements of our predecessor, Brigham Resources, prior to our corporate reorganization consummated in connection with our IPO. As a result, such historical unaudited condensed consolidated and combined financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization described in "Note 1 - Business and Basis of Presentation" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
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
The corporate reorganization that was completed contemporaneously with the closing of the IPO provided a mechanism by which the Brigham LLC Units to be allocated amongst the Existing Owners, including the holders of our management incentive units, was determined. As a result, the satisfaction of all conditions relating to the vesting of certain management incentive units held in Brigham Equity Holdings, LLC ("Brigham Equity Holdings") by our management and employees became probable. Accordingly, at IPO, we recognized a cumulative effect adjustment to share-based compensation cost of approximately $2.0 million pertaining to the period from the grant date through the IPO date, related to the estimated fair value of the Incentive Units at grant, all of which was non-cash. From the IPO date through September 30, 2019, we recognized an additional $8.6 million in non-cash, share-based compensation cost related to the Incentive Units, RSAs, RSUs, and PSUs. From the IPO date through September 30, 2019, we capitalized $2.4 million of the share-based compensation cost to unevaluated oil and gas properties. In addition, as the vesting conditions of the unvested Incentive Units, RSAs, RSUs and PSAs, are satisfied we will recognize additional non-cash charges for share-based compensation expense of approximately $21.3 million, a portion of which will be capitalized.
Public Company Expenses
As a result of the IPO, we expect to incur direct, incremental G&A expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, including share-based compensation, preparing annual and quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our results of operations prior to the IPO.
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
Capital Requirements and Sources of Liquidity
Historically, our primary sources of liquidity have been capital contributions from our Original owners, borrowings under our debt arrangements and cash flows from operations. Following the completion of our IPO, we expect our primary sources of liquidity to be cash flows from operations, borrowings under our new revolving credit facility that we entered into in May 2019 (as described below) or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of dividends to our stockholders and for investing in our business, specifically the acquisition of additional mineral and royalty interests.
As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the nine months ended September 30, 2019, we incurred approximately $182.8 million for acquisition-related capital expenditures, inclusive of a $2.4 million capitalized share-based compensation cost recorded in the second and third quarter of 2019. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2019, we believe that our cash flow from operations and additional borrowings under our new revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of September 30, 2019, we had $90.0 million available under the borrowing base of our new revolving credit facility. We fully repaid our outstanding borrowings under the Owl Rock credit facility, which were $200.0 million as of May 7, 2019. See "Note 7 - Long-Term Debt" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion of this transaction. As of September 30, 2019, we had liquidity of $115.8 million.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $44.3 million at September 30, 2019, as compared to $53.5 million at December 31, 2018. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $25.8 million and $32.0 million at September 30, 2019 and December 31, 2018, respectively. The decrease in cash and cash equivalents was primarily due to an increase in acquisitions pace for the nine months ended September 30, 2019 relative to the nine months ended September 30, 2018. See "Note 4 - Acquisitions and Divestitures" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion of this transaction. We expect that our cash flows from operations and additional borrowings under our new revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$46,525	$21,846
Net cash used in investing activities	(179,850)	(164,497)
Net cash provided by financing activities	127,188	164,397
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas and NGLs, lease bonus revenue and changes in working capital. The increase in net cash provided by operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to: (i) 83% increase in production volumes partially offset by the 17% decrease in realized prices during the nine months ended September 30, 2019 discussed above; (ii) increases in operating expenses and (iii) lower lease bonus revenues. Typically, an operator makes initial payment related to a new well approximately six months after the well has come on line, which payment often comprises multiple months of production revenue.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the nine months ended September 30, 2019, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $181.5 million, offset by sales of mineral and royalty interests totaling $2.0 million. For the nine months ended September 30, 2018, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $164.1 million.
Net cash provided by financing activities
Net cash provided by financing activities decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the full repayment of the outstanding balance of the Owl Rock credit facility in 2019 using some of the net proceeds from the IPO. For the nine months ended September 30, 2019, we received $277.1 million in net proceeds from the IPO and our borrowings under our Owl Rock credit facility and new revolving credit facility of $25.0 million and $45.0 million, respectively. This was partially offset by $200.0 million used to fully repay borrowings under our Owl Rock credit facility, dividends paid to holders of our Class A common stock of $7.2 million and distributions to holders of temporary equity of $9.4 million. Net cash provided by financing activities for the nine months ended September 30, 2018 included $46.0 million in net capital contributions from the Original Owners and borrowings under our Owl Rock credit facility and prior revolving credit facility of $145.4 million and $45.0 million, respectively, net of loan closing costs of $4.6 million, and the repayment of our prior revolving credit facility of $70.0 million.
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
Our Owl Rock credit facility provided for a $125.0 million initial term loan and a $75.0 million delayed draw term loan (“DDTL”). Also, a $10.0 million revolving credit facility was available for general corporate purposes, which was undrawn as of May 7, 2019. In addition, as of May 7, 2019, we had $200.0 million of term loans and DDTL borrowings outstanding under our Owl Rock credit facility. We used a portion of the proceeds from the IPO to repay the outstanding borrowings under the term loan portion and DDTL portion of our Owl Rock credit facility and terminated the Owl Rock credit facility on May 7, 2019. See "Note 1 - Business and Basis of Presentation" to the condensed consolidated and combined financial statements of Brigham Minerals contained elsewhere in this Quarterly Report. Our Owl Rock credit facility bore interest at a rate per annum equal to, at our option, (a) the base rate plus 4.50%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 5.50%. Our Owl Rock credit facility required us to maintain compliance with customary financial and collateral coverage ratios. See "Note 7 - Long-Term Debt" to the condensed consolidated and combined financial statements of Brigham Minerals contained elsewhere in this Quarterly Report for further discussion.

Prior Revolving Credit Facility

Prior to entering into our Owl Rock credit facility (which was terminated in May 2019), we maintained a revolving credit facility (our “prior revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain lenders party thereto with commitments of $150.0 million (subject to a borrowing base). We repaid the $70.0 million outstanding balance under our prior revolving credit facility with proceeds from our Owl Rock credit facility and terminated the prior revolving credit facility. The borrowing base at the time of termination was $70.0 million.
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

Availability under our new revolving credit facility is governed by a borrowing base, which is subject to redetermination on November 1, 2019, February 1, 2020 and semi-annually thereafter on May 1 and November 1 of each year, commencing with May 1, 2020. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. As of September 30, 2019, the borrowing base was $135.0 million and the outstanding balance was $45.0 million.

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

On November 7, 2019, the borrowing base on our new revolving credit facility was increased to $150.0 million. See "Note 14 - Subsequent Events" to the condensed consolidated and combined financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
Contractual Obligations
A summary of our contractual obligations as of September 30, 2019, is provided in the following table.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1) (2)	$—	$—	$—	$—	$—	$45,000	$45,000
Office lease	160	970	1,275	1,312	1,349	5,020	$10,086
Total	$160	$970	$1,275	$1,312	$1,349	$50,020	$55,086
(1) As of September 30, 2019, we had $45.0 million outstanding under our new revolving credit facility and $90.0 million of additional borrowing capacity. The borrowing base was increased to $150.0 million on November 7, 2019.See "Note 7 Long-Term Debt" and "Note 14 - Subsequent Events" included elsewhere in this Quarterly Report for further discussion of this transaction.
(2) Does not include future unutilized fees, amortization of deferred financing costs, interest expense or other fees related to our new revolving credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Related Estimates
As of September 30, 2019, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our IPO registration statement, except the accounting policies discussed in "Note 2 - Summary of Significant Accounting Policies."
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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a low of $26.19 per barrel in February 2016 to a high of $91.02 per barrel in October 2014, and as of September 30, 2019, the posted price for oil was $54.09 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise declined and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018, and as of September 30, 2019, the Henry Hub spot market price of natural gas was $2.37 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are discussed in our IPO registration statement under “Risk Factors—Risks Related to Our Business—Substantially all of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. Prices of oil, natural gas and NGLs are volatile due to factors beyond our control. A substantial or extended decline in commodity prices may adversely affect our business, financial condition or results of operations.”
A $1.00 per barrel change in our realized oil price would have resulted in a $1.0 million change in our oil revenues for the nine months ended September 30, 2019. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.3 million change in our natural gas revenues for the nine months ended September 30, 2019. A $1.00 per barrel change in NGL prices would have resulted in a $0.3 million change in our NGL revenues for the nine months ended September 30, 2019. Royalty revenue from oil sales contributed 79% of our total revenues for the nine months ended September 30, 2019. Royalty revenue from natural gas sales contributed 10% and royalty revenue from NGL sales contributed 6% of our total revenues for the nine months ended September 30, 2019.
We may enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Our new revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. As of September 30, 2019 and December 31, 2018, we had in place crude oil swaps through December 2019 covering 0.1% and 1%, respectively, of our projected crude oil production from proved reserves. We had no natural gas derivative contracts in place as of September 30, 2019 and December 31, 2018.
Our open positions as of September 30, 2019 are as follows:

Description & Production Period	Volume (Bbl)	Weighted Average Swap Price ($/Bbl)
Crude Oil Swaps:
October 2019 — December 2019	15,000	$63.61
At September 30, 2019 and December 31, 2018, we had a net asset derivative position of $0.1 million and $1.1 million, respectively, related to our oil price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of September 30, 2019, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to approximately zero, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $0.2 million, an increase of $0.1 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
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
Interest Rate Risk
Our new revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our new revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans,

1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our new revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our new revolving credit facility. Our new revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. As of September 30, 2019, we had an outstanding balance of $45.0 million on our new revolving credit facility.
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

Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2019.
Change in Internal Controls Over Financial Reporting
As described under “Material Weaknesses and Remediation” below, we have undertaken remediation actions to address the material weaknesses in our internal control over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2019. Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weaknesses and Remediation
Prior to the completion of the IPO, Brigham Resources had been a private company that required fewer accounting personnel to execute its accounting processes and supervisory resources to address its internal control over financial reporting, which we believed were adequate for a private company of its size and industry. In preparation for ongoing operations of a public company, we engaged third-party consultants to assist with the documentation, implementation and testing of enhanced accounting processes and control procedures required to meet the financial reporting requirements of a public company. Nevertheless, the design and execution of our controls has not been sufficiently tested by individuals with financial reporting oversight roles or by our third party consultants. In connection with the preparation and review of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, our management identified certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. After identifying such material weaknesses, which resulted in errors in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, we reviewed our audited financial statements for the year ended December 31, 2017 for additional potential accrual and presentation errors, which resulted in an immaterial correction of the presentation of gains and losses on sales of assets to include such gains and losses in other operating income for all periods presented. For more information regarding the impact of these material weaknesses on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, please see “Risk Factors—Risks Related to the Offering and Our Class A Common Stock—We have identified and are in the process of remediating certain material weaknesses related to our risk assessment processes and certain controls related to revenues and certain recent transactions. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may cause current and potential stockholders to lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.” in our IPO registration statement.

We are working to remediate the material weaknesses, which originated in our internal control over financial reporting described above. To date, we have taken steps to enhance our internal control environment, including implementing additional review procedures that we believe have remediated certain aspects of the identified material weaknesses. We have also engaged a third-party consultant to develop a plan for remediating the remaining aspects of the identified material weaknesses, including implementing additional review procedures, employing additional finance and accounting personnel and reevaluating our internal reporting procedures with respect to revenue recognition. Due to the material weaknesses described above, management performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 and our unaudited condensed consolidated and combined financial statements for the three and nine months ended September 30, 2019, respectively, are fairly presented, in all material respects, in accordance with GAAP. Additionally, the third-party consultants tested multiple occurrences of the operating effectiveness of the newly implemented controls. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. In addition, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.

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

In April 2019, Senate Bill 19-181 was signed into law in Colorado. This bill reforms the composition of the Colorado Oil and Gas Conservation Commission (“COGCC”), directs the commission to impose more stringent environmental regulations with respect to permitting new oil and gas projects and also required that COGCC study the need for stricter air pollution controls for such projects. The legislation also authorizes Colorado cities and counties to take on an increased role in regulating oil and natural-gas operations within their jurisdictions, including in a manner that may be more stringent than state-level rules. Timing for issuance of new or amended rules at the state and local level pursuant to Senate Bill 19-181 is currently unknown, with hearings planned in late 2019 and extending into 2020. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until COGCC publishes new rules in keeping with Senate Bill 19-181. Implementation of this new law could result in increased operational costs incurred by operators of our properties and limit operations, including due to delays in the state issuing new drilling permits, for exploration and production activities in Colorado, which could significantly impact future exploration and development activities on our properties.

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
Date: November 8, 2019

BRIGHAM MINERALS, INC.

By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

By:	/s/ Blake Williams
Blake C. Williams
Chief Financial Officer