Form 10-Q
period 2021-03-31
Brigham Minerals, Inc.
filed 2021-05-07
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 43,811,302 shares of Class A common stock and 12,910,663 shares of Class B common stock outstanding as of April 30, 2021.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In particular, our statements regarding the ongoing COVID-19 pandemic and its expected impact on our business, financial position, results of operations and cash flows are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (the "SEC").

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

v

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share amounts)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,560	$9,144
Accounts receivable	21,540	17,632
Prepaid expenses and other	1,753	3,693
Total current assets	28,853	30,469
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	333,742	325,091
Evaluated property	503,133	488,301
Less accumulated depreciation, depletion, and amortization	(198,854)	(189,546)
Total oil and gas properties, net	638,021	623,846
Other property and equipment	5,588	5,587
Less accumulated depreciation	(4,691)	(4,632)
Other property and equipment, net	897	955
Deferred tax asset	23,704	24,920
Other assets, net	714	771
Total assets	$692,189	$680,961

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,950	$7,905
Total current liabilities	6,950	7,905
Long-term bank debt	32,000	20,000
Other non-current liabilities	1,020	1,126
Temporary equity	—	146,280
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 44,102,188 shares issued and 43,665,558 outstanding at March 31, 2021; 400,000,000 authorized, 43,995,124 issued and 43,558,494 outstanding at December 31, 2020	441	440
Class B common stock, $0.01 par value; 150,000,000 authorized, 13,056,111 shares issued and outstanding at March 31, 2021; 150,000,000 authorized, 13,167,687 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	552,008	601,129
Accumulated deficit	(95,584)	(92,392)
Treasury stock, at cost; 436,630 shares at March 31, 2021 and December 31, 2020	(3,527)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	453,338	505,650
Non-controlling interest	198,881	—
Total equity	$652,219	$505,650
Total liabilities and equity	$692,189	$680,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
REVENUES
Mineral and royalty revenues	$32,176	$28,374
Lease bonus and other revenues	1,597	3,906
Total revenues	33,773	32,280
OPERATING EXPENSES
Gathering, transportation and marketing	1,733	1,779
Severance and ad valorem taxes	1,833	1,752
Depreciation, depletion, and amortization	9,367	12,826
General and administrative	5,442	5,510
Total operating expenses	18,375	21,867
INCOME FROM OPERATIONS	15,398	10,413
Interest expense, net	(267)	(32)
Other income, net	13	2
Income before income taxes	15,144	10,383
Income tax expense	3,073	1,582
NET INCOME	$12,071	$8,801
Less: net income attributable to non-controlling interest	(3,475)	(4,095)
Net income attributable to Brigham Minerals, Inc. shareholders	$8,596	$4,706

NET INCOME PER COMMON SHARE
Basic	$0.20	$0.14
Diluted	$0.20	$0.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	43,515	33,979
Diluted	43,754	33,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,720	—	—	—	(1,721)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(480)	—	—	—	—	(480)
Share-based compensation	—	—	—	—	3,933	—	—	—	—	3,933
Restricted stock forfeitures	(4)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(11,788)	—	—	(3,447)	(15,235)
Net income	—	—	—	—	—	8,596	—	—	1,553	10,149
Balance - March 31, 2021	43,666	$441	13,056	$—	$552,008	$(95,584)	437	$(3,527)	$198,881	$652,219

	Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2019	34,041	$340	22,847	$—	$323,578	$(6,599)	—	$—	$—	$317,319
Adjustment of temporary equity to carrying value	—	—	—	—	206,017	—	—	—	—	206,017
Shares surrendered for tax withholding on vested equity awards	(7)	—	—	—	—	—	—	—	—	—
Conversion of shares of Class B Common Stock to Class A Common Stock	140	2	(140)	—	1,524	—	—	—	—	1,526
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	204	—	—	—	—	204
Share-based compensation	—	—	—	—	3,402	—	—	—	—	3,402
Dividends declared	—	—	—	—	—	(13,541)	—	—	—	(13,541)
Net income	—	—	—	—	—	4,706	—	—	—	4,706
Balance - March 31, 2020	34,174	$342	22,707	$—	$534,725	$(15,434)	—	$—	$—	$519,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,071	$8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,367	12,826
Share-based compensation expense	2,300	1,884
Amortization of debt issuance costs	58	98
Deferred income taxes	736	2,440
Bad debt expense	—	244
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,908)	5,298
Decrease (increase) in other current assets	1,941	(414)
Decrease in other deferred charges	—	2
Decrease in accounts payable and accrued liabilities	(484)	(3,720)
Increase (decrease) in other long-term liabilities	8	(309)
Net cash provided by operating activities	$22,089	$27,150
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(21,935)	(25,260)
Additions to other fixed assets	(1)	(187)
Proceeds from sale of oil and gas properties, net	—	1,565
Net cash used in investing activities	$(21,936)	$(23,882)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of long-term debt	12,000	—
Dividends paid	(11,336)	(12,969)
Distribution to holders of non-controlling interest	(3,409)	(10,145)
Debt issuance costs	(1)	(181)
Payment of employee tax withholding for settlement of equity compensation awards	(991)	—
Net cash used in financing activities	$(3,737)	$(23,295)
Decrease in cash and cash equivalents and restricted cash	(3,584)	(20,027)
Cash and cash equivalents and restricted cash, beginning of period	9,144	51,133
Cash and cash equivalents and restricted cash, end of period	$5,560	$31,106

Supplemental disclosure of noncash activity:
Accrued capital expenditures	$61	$220
Capitalized share-based compensation cost	$1,633	$1,518
Temporary equity cumulative adjustment to redemption value	$54,294	$(206,017)
Supplemental cash flow information:
Cash (payments) for loan commitment fees and interest	$(213)	$(252)
Tax refund received	$1,024	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, "Brigham Minerals," “we," "us," "our," or the "Company"), a Delaware corporation, is a holding company whose sole material asset consists of a 77% interest in Brigham Minerals Holdings, LLC (“Brigham LLC”), which indirectly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”). The Minerals Subsidiaries acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Brigham Minerals completed its initial public offering (the “IPO”) in April 2019 and a follow-on offering in December 2019 (the "December 2019 Offering").

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2021 (the "Annual Report"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

Brigham Minerals consolidates the financial results of Brigham LLC and its subsidiaries and reports the interest related to the portion of the units in Brigham LLC not owned by Brigham Minerals as temporary equity at December 31, 2020 and as non-controlling interest at March 31, 2021, which will reduce net income attributable to the holders of Brigham Minerals' Class A common stock. For more information, see "Note 9—Temporary equity and Non-controlling interest.”

2.Summary of Significant Accounting Policies

Use of Estimates

These condensed consolidated financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively.

The accompanying condensed consolidated financial statements are based on a number of significant estimates including quantities of oil, natural gas and NGL reserves that are the basis for the calculations of depreciation, depletion, amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas and there are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Brigham Minerals’ year-end reserve estimates are audited by Cawley, Gillespie & Associates, Inc., an

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

independent petroleum engineering firm. Quarterly reserve estimates are internally generated by our in-house engineering staff. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, share-based compensation costs, and revenue accruals.

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Minerals' audited consolidated and combined financial statements and notes for the year ended December 31, 2020, presented in the Annual Report. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2021.

Non-Controlling Interest

As of March 31, 2021, the holders of Class B common stock no longer control a majority of the votes of the Company's board of directors (the "Board of Directors") through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon each holder of Brigham LLC Unit's (each a "Brigham LLC Unit Holder") exercise of its Redemption Right (as hereinafter defined). As such, as of March 31, 2021, Brigham Minerals accounts for Brigham LLC Unit Holders' 23% interest in Brigham LLC not owned by Brigham Minerals as non-controlling interest. For further discussion, see “Note 9—Temporary equity and Non-controlling interest.”

Accounts Receivable

Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered. We did not record a reserve for bad debt for the three months ended March 31, 2021. We recorded a reserve for bad debt of $0.2 million for the three months ended March 31, 2020 which was included in general and administrative expenses.

As of March 31, 2021 and December 31, 2020, accounts receivable was comprised of the following:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable
Oil and gas sales	$22,341	$17,413
Reserve for bad debt	(855)	(855)
Other	54	1,074
Total accounts receivable	$21,540	$17,632

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject Brigham Minerals to concentrations of credit risk consist of cash, accounts receivable, and its revolving credit facility. Cash and cash equivalents are held in a few financial institutions in amounts that may, at times, exceed federally insured limits. However, no losses have been incurred and management believes that counterparty risks are minimal based on the reputation and history of the institutions selected. Accounts receivable are concentrated among operators and purchasers engaged in the energy industry within the United States. Management periodically assesses the financial condition of these entities and institutions and considers any possible credit risk to be minimal. Concentrations of oil and gas sales to significant customers (operators) are presented in the table below.

	Three Months Ended
Customer (Operator) Name	March 31, 2021	March 31, 2020
Exxon Mobil Corp	16%	8%
Occidental Petroleum Corp	12%	13%
Continental Resources Inc.	10%	9%
Royal Dutch Shell PLC	9%	16%

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the three months ended March 31, 2021 and 2020, we received revenues from over 130 and 150 operators, respectively, with approximately 69% and 63% of revenues, respectively, coming from the top ten operators on our properties.

Recently Issued Accounting Standards Not Yet Adopted

Brigham Minerals’ status as an emerging growth company ("EGC") under Section 107 of the Jumpstart Our Business Startups Act of 2012 permits it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Brigham Minerals is choosing to take advantage of this extended transition period and, as a result, Brigham Minerals will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. If Brigham Minerals loses its status as an EGC before the adoption dates for private companies, Brigham Minerals will be required to accelerate the adoption of new or revised accounting standards.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2022 and interim periods within the fiscal year ending December 31, 2023 yet early adoption is permitted. We are currently evaluating the impact that the adoption of this update will have on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that the adoption of this update will have on our condensed consolidated financial statements and related disclosures.

3.Oil and Gas Properties
Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $2.7 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties as of the dates shown consisted of the following:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	March 31, 2021	December 31, 2020
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$333,742	$325,091
Evaluated property	503,133	488,301
Total oil and gas properties, at cost	836,875	813,392
Less accumulated depreciation, depletion, and amortization	(198,854)	(189,546)
Total oil and gas properties, net	$638,021	$623,846

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $9.3 million and $12.2 million for the three months ended March 31, 2021 and 2020, respectively. Average depletion of proved properties was $11.58 per Boe and $12.94 per Boe for the three months ended March 31, 2021 and 2020, respectively.
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of March 31, 2021 and March 31, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $40.01 and $55.71, respectively, per barrel of oil, and $2.18 and $2.32, respectively, per MMBtu of natural gas. There were no impairment charges during the three months ended March 31, 2021 and 2020.
A decline in the SEC oil price or the SEC gas price could lead to impairment charges in the future and such impairment charges could be material, such as occurred in the third and fourth quarters of 2020. In addition to the impact of lower prices, any future changes to assumptions of drilling and completion activity, development timing, acquisitions or divestitures of oil and gas properties, proved undeveloped locations, and production and other estimates may require revisions to estimates of total proved reserves which would impact the amount of any impairment charge.

4. Acquisitions
During the three months ended March 31, 2021 and 2020, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below. The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that for the three months ended March 31, 2021 were funded with our retained operating cash flow and lease bonus and our revolving credit facility (as hereinafter defined). The changes in the oil and natural gas property balance for the three months ended March 31, 2020 were funded with proceeds from the December 2019 Offering.

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2021	$9,073	$12,776	$21,849

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2020	$9,471	$15,947	$25,418

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Revenue From Contracts With Customers

Contract Balances
Oil, natural gas and NGL sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Lease bonus and other revenues are recognized when the lease agreement has been executed, payment has been received, and the Company has no further obligation to refund the payment. All of the Company's oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company's contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of March 31, 2021, accounts receivable from oil and gas sales of $22.3 million represent rights to payment for which Brigham Minerals has satisfied its obligations under contracts with customers.

Prior-period performance obligations
Given we do not operate our properties, Brigham Minerals has limited visibility into the timing of when new wells start producing and is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The amount of production delivered to the purchaser is estimated on the basis of state-reported production data or production statements from operators. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three months ended March 31, 2021 and 2020, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the three months ended March 31, 2021 and March 31, 2020.
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

7. Long-Term Debt

Revolving Credit Facility

On May 16, 2019, Brigham Resources, LLC, a wholly-owned subsidiary of Brigham LLC ("Brigham Resources"), entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (the "Administrative Agent") for the various lenders from time to time party thereto, providing for a revolving credit facility (our “revolving credit facility”). Our revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on a substantial portion of Brigham Resources and its domestic subsidiaries’ assets, including a substantial portion of their respective royalty and mineral properties.
Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually in May and November of each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three months ended March 31, 2021 was 1.83%. As of March 31, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $32.0 million, resulting in $103.0 million available for future borrowings.
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans, 1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.
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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our revolving credit facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.
Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 4.00 to 1.00. As of March 31, 2021, we were in compliance with all covenants in accordance with our revolving credit facility.

8. Equity

Class A Common Stock

Brigham Minerals had approximately 43.7 million shares of its Class A common stock outstanding as of March 31, 2021. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the shareholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities.

Class B Common Stock

Brigham Minerals had approximately 13.1 million shares of its Class B common stock outstanding as of March 31, 2021. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ shareholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Treasury Stock

As of March 31, 2021, there were 436,630 shares of Class A common stock held in treasury.

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding shares of Class B common stock (and corresponding units of Brigham LLC ("Brigham LLC Units")), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSAs, RSUs, PSUs (each as defined in "Note 10—Share-Based Compensation") and unvested Incentive Units. Brigham Minerals does not use the two-class method because the Class B common stock and the unvested share-based awards are nonparticipating securities. For the three months ended March 31, 2021, the Incentive Units and shares of Class B common stock were not recognized in dilutive EPS calculations as the effects would have been antidilutive. For the three months ended March 31, 2020, the Incentive Units, RSUs, RSAs, and shares of Class B common stock were not recognized in dilutive EPS calculations as the effect would have been antidilutive. As of March 31, 2021, there were 1,187,811 shares related to PSUs (based on target), that could vest in the future dependent on predetermined performance goals. These units were not included in the computation of EPS for the three months ended March 31, 2021, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

The following table reflects the allocation of net income to common shareholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Basic EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. shareholders	$8,596	$4,706
Denominator:
Basic weighted average shares outstanding	43,515	33,979
Basic EPS attributable to Brigham Minerals, Inc. shareholders	$0.20	$0.14

Diluted EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. shareholders	$8,596	$4,706
Diluted net income attributable to Brigham Minerals, Inc. shareholders	$8,596	$4,706
Denominator:
Basic weighted average shares outstanding	43,515	33,979
Effects of dilutive securities:
Unvested RSUs	230	—
Unvested RSAs	9	—
Diluted weighted average shares outstanding	43,754	33,979
Diluted EPS attributable to Brigham Minerals, Inc. shareholders	$0.20	$0.14

9. Temporary equity and Non-controlling interest

Temporary equity

Temporary equity represented the 23.2% interest in the units of Brigham LLC not owned by Brigham Minerals, as of December 31, 2020. Class B common stock was classified as temporary equity in the condensed consolidated balance sheet as of December 31, 2020, as pursuant to the Amended and Restated Limited Liability Company Agreement of Brigham LLC (the "Brigham LLC Agreement"), the Redemption Rights of a Brigham LLC Unit Holder for either shares of Class A common stock or an equivalent amount of cash was not solely within Brigham Minerals' control. This was due to the fact that the holders of Class B common stock controlled a majority of the votes of the Board of Directors through direct representation on the Board of Directors, which allowed the holders of Class B common stock to control the determination of whether to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right.

As a result of the appointment of an additional independent member to our Board of Directors on February 19, 2021, the holders of Class B common stock no longer hold a majority of the votes of the Board of Directors and no longer control the Board of Directors through direct representation on the Board of Directors. Consequently, after February 19, 2021, Class B common stock is presented as non-controlling interest (as discussed below) in the condensed consolidated balance sheet of Brigham Minerals.

Temporary equity was recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to additional paid-in capital. For the period from January 1, 2021 to February 18, 2021, Brigham Minerals recorded adjustments to the value of temporary equity as presented in the table below:

(In thousands)	Temporary Equity Adjustments
Balance - December 31, 2020 (1)	$146,280
Net income attributable to temporary equity	1,922
Adjustment of temporary equity to redemption value	54,294
Reclassification to non-controlling interest (2)	$(202,496)
Balance - February 18, 2021	$—

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Based on 13,167,687 shares of Class B common stock outstanding and Class A common stock 10-day volume-weighted average closing price of $11.11 at December 31, 2020.
(2)Based on 13,167,687 shares of Class B common stock outstanding and Class A common stock 10-day volume-weighted average closing price of $15.38 at February 18, 2021. The February 18, 2021 redemption value of temporary equity became the carrying value of non-controlling interest, as discussed below.

Non-controlling Interest

Non-controlling interest represents the 23.0% interest in the units of Brigham LLC not owned by Brigham Minerals, as of March 31, 2021. Class B common stock is classified as non-controlling interest in the condensed consolidated balance sheet as of March 31, 2021.

Each share of Class B common stock does not have any economic rights but entitles its holder to one vote on all matters to be voted on by our shareholders generally, and holders of Brigham LLC Units (and Class B common stock) have a redemption right into shares of Class A common stock. As discussed below, following the IPO:

•Each Brigham LLC Unit Holder other than Brigham Minerals and its subsidiaries, received a number of shares of Class B common stock equal to the number of Brigham LLC Units held by such Brigham LLC Unit Holder following the IPO;

•Brigham Minerals contributed, directly or indirectly, the net proceeds of the IPO to Brigham LLC in exchange for an additional number of Brigham LLC Units such that Brigham Minerals held, directly or indirectly, a total number of Brigham LLC Units equal to the number of shares of Class A common stock outstanding following the IPO; and

•Under the Brigham LLC Agreement, each Brigham LLC Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham LLC Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right is required to be made by the Company's directors who are independent under Section 10A-3 of the Securities Act and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Non-controlling interest is recorded at its carrying value. For the period from February 19, 2021 to March 31, 2021, the Company recorded adjustments to the value of non-controlling interest as presented in the table below:

(In thousands)	Non-controlling interest
Balance - February 19, 2021	$—
Reclassification from temporary equity (1)	202,496
Conversion of Class B common stock to Class A common stock	(1,721)
Net income attributable to non-controlling interest (2)	1,553
Distribution to holders of non-controlling interest	(3,447)
Balance - March 31, 2021	$198,881

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)Represents the February 19, 2021, redemption value of temporary equity, prior to its reclassification to non-controlling interest. Based on 13,167,687 shares of Class B common stock outstanding and Class A common stock 10-day volume-weighted average closing price of $15.38 at February 18, 2021.
(2)Net income attributable to non-controlling interest includes the period from February 19, 2021 through March 31, 2021.

10. Share-Based Compensation

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At March 31, 2021, 3,028,367 shares of Class A common stock remained available for future grants. Currently, all RSAs, RSUs and PSUs granted under the LTIP are entitled to receive dividends (in the case of RSAs) or have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such dividends and DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSAs, RSUs, and PSUs. Dividends and DERs are accumulated and paid when the underlying shares vest. The fair value of the RSA awards granted with the right to receive dividends and RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.

The Company has granted RSAs to certain employees, which are grants of shares of Class A common stock subject to a risk of forfeiture and restrictions on transferability. The share-based compensation expense of such RSAs was determined using the closing price of Class A common stock on April 23, 2019, the date of grant, of $21.25. The RSAs generally vested in one-third increments on each of April 23, 2020 and 2021 and will vest as to the final one-third increment on April 23, 2022 and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the lapse of such restrictions.

The following table summarizes activity related to RSAs for the three months ended March 31, 2021.

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2021	68,293	$21.25
Vested	—	$—
Forfeited	(4,512)	$21.25
Unvested at March 31, 2021	63,781	$21.25

The Company has granted RSUs to certain employees and directors, which represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs generally vest in one-third increments over a three-year period and are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation cost of such RSUs was determined using the closing price on the applicable date of grant, which is then applied to the total number of RSUs granted. During the three months ended March 31, 2021, the Company granted 527,778 RSUs. The share-based compensation expense of such RSUs was determined using the closing price of Class A common stock on February 24, 2021, the date of grant, of $16.11.

The following table summarizes activity related to RSUs for the three months ended March 31, 2021.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	562,871	$17.81
Granted	527,778	$16.11
Vested	—	$—
Forfeited	(2,710)	$18.29
Unvested at March 31, 2021	1,087,939	$16.98

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

The following table summarizes activity related to PSUs for the three months ended March 31, 2021. In addition, no PSUs became vested or were forfeited during the three months ended March 31, 2021:

	Performance-Based Restricted Stock Units
	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2021	1,187,811	$10.07
Granted (1)	—	—
Unvested at March 31, 2021	1,187,811	$10.07

(1)In February 2021, the Compensation Committee of the Board of Directors approved a grant of 472,377 PSUs and management is in the process of executing the award agreements. However, as all terms of the grant have not yet been agreed to, a grant date has not been established as of March 31, 2021.

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated statements of operations included within this Quarterly Report. Share-based compensation expense recorded for each type of share-based compensation award for the three months ended March 31, 2021 and 2020 is summarized in the table below.

	Three Months Ended March 31,
(In thousands)	2021	2020
Incentive Units (1)	$178	$178
RSAs (1) (4)	134	700
RSUs (1)	2,542	1,594
PSUs (2)	1,079	930
Capitalized share-based compensation (3)	(1,633)	(1,518)
Total share-based compensation expense	$2,300	$1,884
(1)Share-based compensation expense relating to Incentive Units, RSAs and RSUs with ratable vesting is recognized on a straight-line basis over the requisite service period for the entire award.
(2)Share-based compensation expense relating to PSUs with cliff-vesting is recognized on a straight-line basis over the performance period for the entire award.
(3)During the three months ended March 31, 2021, Brigham Minerals capitalized $0.9 million of share-based compensation cost to unevaluated property and $0.7 million of share-based compensation cost to evaluated property.
(4)During the three months ended March 31, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at March 31, 2021, a portion of which will be capitalized:

	Incentive Units	RSAs	RSUs	PSUs	Total
Year	(In thousands)
2021	$534	$511	$7,110	$3,296	$11,451
2022	534	209	5,477	966	7,186
2023	—	—	2,828	—	2,828
Total	$1,068	$720	$15,415	$4,262	$21,465

11. Income Taxes

The Company evaluates and updates its annual effective income tax rate on a quarterly basis under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

Income tax expense was as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands, except for tax rate)	2021	2020
Income tax expense	$3,073	$1,582
Effective tax rate	20.3%	15.2%
Total income tax expense for the three months ended March 31, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of non-controlling interest, state taxes (net of the anticipated federal benefit), share-based compensation expense, and percentage depletion in excess of basis. The effective tax rate for the three months ended March 31, 2021 and 2020 reflects Brigham Minerals’ ownership interest in Brigham LLC of 77% and 60.1%, respectively, at the end of each period.

12. Commitments and Contingencies

Commitments

Brigham Minerals leases office space under operating leases. Rent expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Future minimum lease commitments under non-cancelable operating leases at March 31, 2021 are presented below:

(In thousands)	Commitment
Year
2021 (remainder of)	$956
2022	1,310
2023	1,347
2024	1,384
2025	1,419
Thereafter	2,251
Total	$8,667
Contingencies

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at March 31, 2021 and December 31, 2020.

13. COVID-19 Pandemic and Winter Storm Uri

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, has caused a continuing disruption to the oil and natural gas industry and to our business by, among other things, contributing to a significant decrease in global crude oil demand and the price for oil in 2020. The declining commodity prices adversely affected the revenues the Company receives for its royalty interests and could affect its ability to access the capital markets on terms favorable to the Company. Additionally, in response to the decline in commodity prices, many operators on the Company's properties have announced reductions in their estimated capital expenditures for 2021 and beyond, which has and will adversely affect the near-term development of the Company's properties in 2021 and beyond. While these lower commodity prices initially resulted in some of the Company's operators shutting in or curtailing production from wells on its properties during the second quarter of 2020, the Company saw a majority of its operators resume production for previously curtailed and shut in wells in connection with the improvement of commodity prices in the second half of 2020 and the first quarter of 2021.

The Company is currently operating its office at 100% capacity while continuing to support remote working for its employees that are considered high-risk pursuant to the Center for Disease Control and Prevention guidelines or have household members meeting the criteria of those guidelines. The Company has not experienced material disruptions to its operations or the health of its workforce and has maintained the engagement and connectivity of its personnel.

Winter Storm Uri

In February 2021, Winter Storm Uri caused severe winter weather and freezing temperatures in the southern United States, which effected our properties in the Permian and Anadarko Basins, resulting in the curtailment of a portion of our production, delays in drilling and completion of wells, other operational constraints and ultimately adversely impacted our first quarter 2021 production. These curtailments, delay and operational constraints also resulted in increases in commodity prices, primarily natural gas prices. For example, the Henry Hub spot market price for natural gas for the month of February 2021 ranged from a low of $2.66 per MMBtu to a high of $23.86 per MMBtu. Given we do not operate our properties, Brigham Minerals has limited visibility into the timing of when production resumed and was required to estimate the amount of production delivered to the purchaser and the price that will be ultimately received for the sale of the product.

14. Subsequent Events

On May 4, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.32 per share of Class A common stock payable on May 28, 2021, to shareholders of record at the close of business on May 21, 2021.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Brigham Minerals, Inc. (the "Company," "we," "us," or "our") is the managing member of Brigham Minerals Holdings, LLC (“Brigham LLC”) and is indirectly responsible for all operational, management and administrative decisions related to Brigham LLC and its operating subsidiaries’ business. The following discussion and analysis should be read in conjunction with our audited consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as well as the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report").

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

Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders through (i) the organic growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of March 31, 2021, we owned 87,930 net royalty acres across 37 counties within the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial and Operational Overview:
•Our production volumes of 8,931 Boe/d (70% liquids, 51% oil) for the three months ended March 31, 2021 decreased 5% compared to the three months ended December 31, 2020 and decreased 14% compared to the three months ended March 31, 2020. The recent Winter Storm Uri in February 2021 adversely affected operator activity and production volumes in the southern United States, including in the Permian and Anadarko Basins. This resulted in production curtailment which accounted for the total decrease in production volumes relative to fourth quarter 2020. The decrease in production volumes relative to first quarter 2020 was primarily due to the reduction in drilling activity during the second half of 2020.
•Our royalty revenues comprised of crude oil, natural gas and NGL sales for the three months ended March 31, 2021 increased 35% to $32.2 million compared to the three months ended December 31, 2020 due to a 45% increase in realized commodity pricing and increased 13% compared to the three months ended March 31, 2020 due to a 34% increase in realized commodity pricing, despite the decrease in production volumes.
•Our net income for the three months ended March 31, 2021 was $12.1 million compared to a net loss of $47.0 million for the three months ended December 31, 2020 and net income of $8.8 million for the three months ended March 31, 2020.
•Adjusted Net Income for the three months ended March 31, 2021 was $12.1 million and increased 347% as compared to the three months ended December 31, 2020 and increased 37% as compared to the three months ended March 31, 2020. Adjusted Net Income is a non-GAAP financial measure. For a definition of Adjusted Net Income and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•Adjusted EBITDA and Adjusted EBITDA ex lease bonus for the three months ended March 31, 2021 were $27.1 million, and $25.5 million, respectively, and increased 57% and 48%, respectively, as compared to the three months ended December 31, 2020 and increased 8%, and 20%, respectively, as compared to the three months ended March 31, 2020. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•On May 4, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.32 per share of Class A common stock payable on May 28, 2021 to shareholders of record at the close of business on May 21, 2021.
•As of March 31, 2021, Brigham Minerals had a cash balance of $5.6 million and $103.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $108.6 million. Associated with the Company's late-May semi-annual borrowing base redetermination under its revolving credit facility, the Administrative Agent has indicated a preliminary recommended borrowing base increase to $165 million. In addition to the increase in the borrowing base, there are several proposed changes to the terms of the revolving credit facility, including various affirmative, negative, and financial maintenance covenants.
Market Environment and COVID-19
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, has caused a continuing disruption to the oil and natural gas industry and to our business by, among other things, contributing to a significant decrease in demand for crude oil and the price for oil in 2020. Additionally, in March 2020, Saudi Arabia and Russia failed to agree to and maintain oil price and production controls within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. While OPEC, Russia, and other oil and gas producing countries ("OPEC+") subsequently agreed to collectively decrease production, these events, combined with the macro-economic impact of the continued outbreak of the COVID-19 pandemic and declining availability of hydrocarbon storage, exacerbated the decline in commodity prices, including the historic, record low price of negative $36.98 per barrel that occurred in April 2020. Since then, OPEC+ and Saudi Arabia have agreed to continued production decreases; however, OPEC+ and Saudi Arabia are currently planning to begin easing production cuts starting in May 2021. Market volatility has continued, and we expect it will continue for the foreseeable future. Please see “Risk Factors” in our Annual Report for further discussion of these events.

In response to the decline of commodity prices during 2020 and the current supply and demand imbalances, many operators on our properties have announced reductions in their estimated capital expenditures for 2021 and beyond, which has and will adversely affect the near-term development of the Company's properties in 2021 and beyond. We cannot predict the extent and duration of these and other impacts on our business from the COVID-19 pandemic, efforts to fight the pandemic and other market events.

In connection with the previously mentioned COVID-19 pandemic and resulting market and commodity price challenges experienced during 2020, we saw reduced levels of potential acquisition opportunities. With an improvement in commodity prices in the first quarter of 2021, along with our financial strength, we believe we are well positioned to capture attractive opportunities for the remainder of 2021 that will generate shareholder value. Given that our capital allocation is within our control, we believe that the liquidity provided by our cash flow from operations and borrowings under our revolving credit facility will provide us with sufficient capital to execute our current strategy.

The company is currently operating its office at 100% capacity while continuing to support working from home for our employees that are considered high-risk pursuant to the Centers for Disease Control and Prevention guidelines or have household members meeting the criteria of the guidelines. The Company has not experienced material disruptions to our operations or the health of our workforce.

Winter Storm Uri

In February 2021, Winter Storm Uri caused severe winter weather and freezing temperatures in the southern United States, which effected our properties in the Permian and Anadarko Basins, resulting in the curtailment of a portion of our production, delays in drilling and completion of wells, other operational constraints and ultimately adversely impacted our first quarter 2021 production. These curtailments, delays and operational constraints also resulted in increases in commodity prices, primarily natural gas prices. For example, the Henry Hub spot market price for natural gas for the month of February 2021 ranged from a low of $2.66 per MMBtu to a high of $23.86 per MMBtu. Given we do not operate our properties, Brigham Minerals has limited visibility into the timing of when production resumed and was required to estimate the amount of production delivered to the purchaser and the price that will be ultimately received for the sale of the product.

Operational Update

Mineral and Royalty Interest Ownership Update

During the first quarter 2021, the Company completed 15 transactions, acquiring 1,645 net royalty acres (standardized to a 1/8th royalty interest) and deploying $21.8 million in capital primarily in the Permian Basin. As of March 31, 2021, the Company owned roughly 87,930 net royalty acres, encompassing 13,450 gross (115.6 net) undeveloped horizontal locations, across 37 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

The table below summarizes the Company’s mineral and royalty interest ownership at the dates indicated.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
March 31, 2021	28,940	5,775	11,400	10,725	16,320	7,980	6,790	87,930
December 31, 2020	28,330	5,220	11,400	10,725	15,890	7,950	6,770	86,285
Acres Added Q/Q	610	555	—	—	430	30	20	1,645
% Added Q/Q	2%	11%	—%	—%	3%	—%	—%	2%

Operating Activity Update

DUC Conversions

The Company identified approximately 97 gross (0.4 net) DUCs converted to production during the first quarter 2021, which represented 13% of its gross DUCs (11% of net) in inventory as of year-end 2020. First quarter 2021 DUC and PDP conversion waterfalls are summarized in the charts below:

Drilling Activity
During the first quarter 2021, the Company identified 132 gross (1.0 net) wells spud on its mineral position, which represents a 150% increase in net well drilling activity relative to fourth quarter 2020. Brigham’s gross and net wells spud activity per quarter is summarized in the chart below:

DUC and Permit Inventory
The net DUC and permit inventories increased quarter over quarter. Brigham Minerals ended the first quarter 2021 with 4.4 net DUCs and 4.7 net permits up from 3.6 net DUCs and 4.2 net permits as of year-end 2020, representing a 20% and 12% sequential increase respectively. The sequential inventory increase was largely driven by an increase in net Permian DUCs and permits. Brigham Minerals ended the first quarter 2021 with 2.7 net Permian DUCs and 2.5 net Permian permits up from 2.4 net Permian DUCs and 1.3 net Permian permits as of year-end 2020, representing a 10% and 96% sequential increase, respectively. Brigham Minerals' DUC and permit inventory as of March 31, 2021 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	183	232	64	7	127	149	16	778
Permits	150	121	8	2	179	265	8	733
Net Inventory
DUCs	1.9	0.8	0.3	—	1.1	0.2	0.1	4.4
Permits	1.1	1.4	—	—	1.5	0.6	0.1	4.7
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
Number of Rigs on Location, Permits, Spuds, Completions and Wells Turned-In-Line
In order to track and assess the performance of our assets, we monitor and analyze the number of permits, rigs, spuds, completions and wells on production that are applicable to our mineral and royalty interests in an effort to evaluate near-term production growth from the various basins and resource plays that comprise our asset base.
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of March 31, 2021, the posted price for oil was $59.19 per barrel and the Henry Hub spot market price of natural gas was $2.52 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.
The prices we receive for oil, natural gas and NGLs vary by geographical area. The relative prices of these products are determined by factors affecting global and regional supply and demand dynamics, such as economic and geopolitical conditions, the effects of health epidemics such as COVID-19, production levels, availability of transportation and storage, weather cycles and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and NYMEX prices are referred to as differentials. All of our production is derived from properties located in the United States.
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
Oil and gas properties
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of March 31, 2021 and March 31, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $40.01 and $55.71, respectively, per barrel for oil, and $2.18 and $2.32, respectively, per MMBtu for natural gas. There were no impairment charges during the three months ended March 31, 2021 and 2020.
A decline in the SEC oil price or the SEC gas price could lead to impairment charges in the future and such impairment charges could be material, such as occurred in the third and fourth quarters of 2020. In addition to the impact of lower prices, any future changes to assumptions of drilling and completion activity, development timing, acquisitions or divestitures of oil and gas properties, proved undeveloped locations, and production and other estimates may require revisions to estimates of total proved reserves which would impact the amount of any impairment charge. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development activities, production data, economics and other factors, we may be required to write down the carrying value of our properties in future periods. The risk that we will be required to recognize impairments of our oil, natural gas and NGL properties increases during sustained periods of low commodity prices. In addition, impairments could occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. If we incur impairment charges in the future, our results of operations for the periods in which such charges are taken may be materially and adversely affected.
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
Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of March 31, 2021 and December 31, 2020.
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
We define Adjusted Net Income as Net Income (Loss) before impairment of oil and gas properties, after tax. We define Adjusted EBITDA as Adjusted Net Income before depreciation, depletion and amortization, share-based compensation expense, interest expense, and income tax expense, less other income. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus and other revenues we receive due to the unpredictability of timing and magnitude of the revenue.
Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus do not represent and should not be considered alternatives to, or more meaningful than, net income or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus have important limitations as analytical tools because they exclude some but not all items that affect net income, the most directly comparable GAAP financial measure. Our computation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus to the most directly comparable GAAP financial measure for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus to net income:
Net Income (Loss)	$12,071	$(46,962)	$8,801
Add:
Impairment of oil and gas properties, after tax (1)	—	49,664	—
Adjusted Net Income	12,071	2,702	8,801
Add:
Depreciation, depletion, and amortization	9,367	12,411	12,826
Share-based compensation expense	2,300	1,836	1,884
Interest expense	267	195	32
Income tax expense	3,073	488	1,582
Less:
Other income, net	13	399	2
Adjusted EBITDA	$27,065	$17,233	$25,123
Less:
Lease bonus and other revenues	1,597	—	3,906
Adjusted EBITDA ex lease bonus	$25,468	$17,233	$21,217
(1) Tax effect of $11.0 million tax benefit for the three months ended December 31, 2020.
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
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended March 31,
	2021	2020
Royalty revenues
Oil sales	68%	73%
Natural gas sales	15%	9%
NGL sales	12%	6%
Total royalty revenue	95%	88%
Lease bonus and other revenues	5%	12%
Total revenues	100%	100%
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
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization ("DD&A") is the systematic expensing of the capitalized costs incurred to acquire evaluated oil and natural gas properties. We use the full cost method of accounting, and, as such, all acquisition-related costs to acquire evaluated properties are capitalized and amortized in aggregate based on the estimated economic productive lives of our properties. Depletion is the expense recorded based on the cost basis of our properties and the volume of hydrocarbons extracted during each respective period, calculated on a units-of-production basis. Estimates of proved reserves are a major component of our calculation of depletion. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports. The year-end reserve reports are audited by Cawley, Gillespie & Associates, Inc., our independent reserve engineers.
General and Administrative
General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our staff, share-based compensation expense, costs of maintaining our headquarters, costs of managing our properties, annual and quarterly reports to shareholders, tax return preparation, independent and internal auditor fees, investor relations activities, incremental director and officer liability insurance costs, independent director compensation, other fees for professional services and legal compliance.
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

Results of Operations
On November 19, 2020, the SEC adopted amendments to modernize and simplify Regulation S-K, including its Management’s Discussion and Analysis and certain financial disclosure requirements. Specifically, the final rule gives registrants the option to disclose their results of operations of the most recently completed fiscal quarter compared to the immediately preceding fiscal quarter rather than compared to the corresponding fiscal quarter of the prior year. We believe that a comparison of the results of operations of the most recently completed fiscal quarter to the immediately preceding fiscal quarter is more meaningful and useful to investors than comparing the most recently completed fiscal quarter to the corresponding fiscal quarter of the prior year, and we are voluntary complying with the amendments in this Quarterly Report. As a result of our voluntary compliance, we are presenting a comparison of the results of operations of the quarter ended March 31, 2021 to the quarter ended March 31, 2020 and also to the quarter ended December 31, 2020.
Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended
(Dollars in thousands, except for realized prices and unit expenses)	March 31, 2021	December 31, 2020	Variance
Production:
Oil (MBbls)	411	445	(34)	(8)%
Natural gas (MMcf)	1,451	1,451	—	—%
NGLs (MBbls)	151	175	(24)	(14)%
Equivalents (MBoe)	804	861	(57)	(7)%
Equivalents per day (Boe/d)	8,931	9,361	(430)	(5)%
Revenues:
Oil sales	$22,813	$17,969	$4,844	27%
Natural gas sales	5,437	3,327	2,110	63%
NGL sales	3,926	2,464	1,462	59%
Total mineral and royalty revenue	$32,176	$23,760	$8,416	35%
Lease bonus and other revenue	1,597	—	1,597	100%
Total revenues	$33,773	$23,760	$10,013	42%
Realized prices
Oil ($/Bbl)	$55.55	$40.40	$15.15	38%
Natural gas ($/Mcf)	3.75	2.29	1.46	64%
NGLs ($/Bbl)	25.97	14.11	11.86	84%
Equivalents ($/Boe)	$40.03	$27.59	$12.44	45%
Operating expenses:
Gathering, transportation and marketing	$1,733	$1,879	$(146)	(8)%
Severance and ad valorem taxes	1,833	1,427	406	28%
Depreciation, depletion, and amortization	9,367	12,411	(3,044)	(25)%
Impairment of oil and gas properties	—	60,664	(60,664)	(100)%
General and administrative (before share-based compensation)	3,142	3,220	(78)	(2)%
Total operating expenses (before share-based compensation)	$16,075	$79,601	$(63,526)	(80)%
Share-based compensation	2,300	1,837	463	25%
Total operating expenses	$18,375	$81,438	$(63,063)	(77)%
Other expenses:
Interest expense, net	$267	$195	$72	37%
Total other expenses	$267	$195	$72	37%

	Three Months Ended
Unit Expenses ($/Boe)	March 31, 2021	December 31, 2020	Variance
Gathering, transportation and marketing	$2.16	$2.18	$(0.02)	(1)%
Severance and ad valorem taxes	2.28	1.66	0.62	37%
Depreciation, depletion and amortization	11.65	14.41	(2.76)	(19)%
General and administrative (before share-based compensation)	3.91	3.74	0.17	5%
General and administrative, share-based compensation	2.86	2.13	0.73	34%
Interest expense, net	0.33	0.23	0.10	43%
Revenues
Total revenues for the three months ended March 31, 2021 increased 42%, or $10.0 million, compared to the three months ended December 31, 2020. The increase was attributable to an $8.4 million increase in mineral and royalty revenues and a $1.6 million increase in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 45% increase in realized commodity prices, resulting in an increase in royalty revenues of $10.0 million. This was partially offset by a 5% decrease in production volumes to 8,931 Boe/d, resulting in a decrease in royalty revenues of $1.6 million. Operator production curtailments in Texas and Oklahoma resulting from the February 2021 Winter Storm Uri decreased production volumes in the first quarter 2021.
Oil revenues for the three months ended March 31, 2021 increased 27%, or $4.8 million, compared to the three months ended December 31, 2020. The increase in oil revenues was primarily attributable to the 38% increase in realized oil prices to $55.55 per barrel, resulting in an increase in revenues of $6.2 million. This was partially offset by an 8% decrease in oil production volumes to 4,563 barrels per day, resulting in a $1.4 million decrease in oil revenues.
Natural gas revenues for the three months ended March 31, 2021 increased 63%, or $2.1 million, compared to the three months ended December 31, 2020. The increase in natural gas revenues was attributable to the 64% increase in realized natural gas prices to $3.75 per Mcf, resulting in an increase in revenues of $2.1 million.
NGL revenues for the three months ended March 31, 2021 increased 59%, or $1.5 million, compared to the three months ended December 31, 2020. The increase in NGL revenues was primarily attributable to the 84% increase in realized NGL prices to $25.97 per barrel, resulting in an increase in NGL revenues of $1.8 million. This was partially offset by a 14% decrease in NGL volumes to 1,680 barrels per day, resulting in a decrease in revenues of $0.3 million.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The increase in revenues from lease bonus payments for the three months ended March 31, 2021 is primarily attributable to the increase in leasing activity in the Permian Basin. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the three months ended March 31, 2021, GTM expenses decreased 8% compared to the three months ended December 31, 2020, primarily due to an overall 5% decrease in production volumes.
Severance and ad valorem taxes. For the three months ended March 31, 2021, severance and ad valorem taxes increased 28%, or $0.4 million, over the three months ended December 31, 2020, primarily due to the increase in mineral and royalty revenues which was driven by an increase in realized commodity prices of 45%.
Depreciation, depletion and amortization. DD&A expense decreased 25%, or $3.0 million, for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. A lower depletion rate decreased our depletion expense by $2.2 million and lower production volumes decreased our depletion expense by $0.8 million. The depletion rate was $11.58 per Boe and $14.34 per Boe for the three months ended March 31, 2021 and the three months ended December 31, 2020, respectively. The decrease in the depletion rate was primarily a result of the impairment charge of $60.7 million for the three months ended

December 31, 2020, resulting in lower depletable cost (or amortizable base) in the calculation of the depletion rate for the three months ended March 31, 2021.

Impairment of oil and gas properties. At March 31, 2021, the net capitalized costs of our oil and gas properties was less than the ceiling test. As a result, we did not record an impairment charge of our oil and gas properties, net for the three months ended March 31, 2021. In determining the ceiling test at March 31, 2021, we estimated the PV-10 of our total proved oil and natural gas reserves using the SEC oil price and the SEC gas price of $40.01 per Bbl and $2.18 per MMBtu, respectively, which is an increase of 1% and 9%, respectively, from the three months ended December 31, 2020 SEC oil price and SEC gas price of $39.57 per Bbl and $2.00 per MMBtu, respectively. At December 31, 2020, the net capitalized costs of our oil and gas properties exceeded the ceiling test primarily due to the decline in oil and gas prices and reduction in operator activity. As a result, we recorded a $60.7 million impairment of our oil and gas properties, net for the three months ended December 31, 2020.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 2% for the three months ended March 31, 2021, compared to the three months ended December 31, 2020.
Share-based compensation expense for the three months ended March 31, 2021 was $2.3 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property and $0.7 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the three months ended December 31, 2020 was $1.8 million, net of $0.4 million of share-based compensation cost capitalized to unevaluated property and $1.1 million of share-based compensation cost capitalized to evaluated property. The sequential increase in share-based compensation expense of $0.5 million was primarily due to additional grants of RSUs that were granted during the three months ended March 31, 2021. See table below for additional details.

	Three Months Ended
(In thousands)	March 31, 2021	December 31, 2020	Variance
Incentive Units	$178	$178	$—
RSAs	134	177	(43)
RSUs	2,542	1,905	637
PSUs	1,079	1,103	(24)
Capitalized share-based compensation	(1,633)	(1,526)	(107)
Total share-based compensation expense	$2,300	$1,837	$463

Interest expense, net. Interest expense, net increased $0.1 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in our weighted average debt outstanding on our revolving credit facility from $9.6 million to $23.9 million as shown in the table below.

	Three Months Ended
(In thousands, except for interest rate)	March 31, 2021	December 31, 2020	Variance
Interest expense - revolving credit facility	$113	$47	$66
Commitment fees	104	120	(16)
Amortization of loan closing costs	58	59	(1)
Interest income	(8)	(31)	23
Total interest expense, net	$267	$195	$72

Total weighted average interest rate	1.83%	1.91%

Total weighted average debt balance	$23,911	$9,565

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
(Dollars in thousands, except for realized prices and unit expenses)	2021	2020	Variance
Production:
Oil (MBbls)	411	517	(106)	(21)%
Natural gas (MMcf)	1,451	1,584	(133)	(8)%
NGLs (MBbls)	151	165	(14)	(8)%
Equivalents (MBoe)	804	946	(142)	(15)%
Equivalents per day (Boe/d)	8,931	10,401	(1,470)	(14)%
Revenues:
Oil sales	$22,813	$23,587	$(774)	(3)%
Natural gas sales	5,437	2,791	2,646	95%
NGL sales	3,926	1,996	1,930	97%
Total mineral and royalty revenue	$32,176	$28,374	$3,802	13%
Lease bonus and other revenue	1,597	3,906	(2,309)	(59)%
Total revenues	$33,773	$32,280	$1,493	5%
Realized prices
Oil ($/Bbl)	$55.55	$45.61	$9.94	22%
Natural gas ($/Mcf)	3.75	1.76	1.99	113%
NGLs ($/Bbl)	25.97	12.07	13.90	115%
Equivalents ($/Boe)	$40.03	$29.98	$10.05	34%
Operating expenses:
Gathering, transportation and marketing	$1,733	$1,779	$(46)	(3)%
Severance and ad valorem taxes	1,833	1,752	81	5%
Depreciation, depletion, and amortization	9,367	12,826	(3,459)	(27)%
General and administrative (before share-based compensation)	3,142	3,626	(484)	(13)%
Total operating expenses (before share-based compensation)	$16,075	$19,983	$(3,908)	(20)%
Share-based compensation	2,300	1,884	416	22%
Total operating expenses	$18,375	$21,867	$(3,492)	(16)%
Other expenses:
Interest expense, net	$267	$32	$235	***
Total other expenses	$267	$32	$235	***
*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300%.

	Three Months Ended March 31,
Unit Expenses ($/Boe)	2021	2020	Variance
Gathering, transportation and marketing	$2.16	$1.88	$0.28	15%
Severance and ad valorem taxes	2.28	1.85	0.43	23%
Depreciation, depletion and amortization	11.65	13.55	(1.90)	(14)%
General and administrative (before share-based compensation)	3.91	3.83	0.08	2%
General and administrative, share-based compensation	2.86	1.99	0.87	44%
Interest expense, net	0.33	0.03	0.30	***
*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300%.

Revenues
Total revenues for the three months ended March 31, 2021 increased 5%, or $1.5 million, compared to the three months ended March 31, 2020. The increase was attributable to a $3.8 million increase in mineral and royalty revenues offset by a $2.3 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 34% increase in realized commodity prices, resulting in an increase in royalty revenues of $8.1 million. This was partially offset by a 14% decrease in production volumes to 8,931 Boe/d, resulting in an decrease in revenues of $4.3 million. The decrease in production volumes was primarily due to the reduction in drilling activity during the second half of 2020. In addition, operator production curtailments in Texas and Oklahoma resulting from the February 2021 Winter Storm Uri contributed to the decrease in production volumes in the first quarter 2021.
Oil revenues for the three months ended March 31, 2021 decreased 3%, or $0.8 million, compared to the three months ended March 31, 2020. The decrease in oil revenues was attributable to the 21% decrease in oil production volumes to 4,563 barrels per day, resulting in a $4.9 million decrease in oil revenues. This was partially offset by the 22% increase in realized oil prices to $55.55 per barrel, resulting in an increase in revenues of $4.1 million.
Natural gas revenues for the three months ended March 31, 2021 increased 95%, or $2.6 million, compared to the three months ended March 31, 2020. The increase in natural gas revenues was attributable to the 113% increase in realized natural gas prices to $3.75 per Mcf, resulting in an increase in revenues of $2.9 million. This was partially offset by the 8% decrease in natural gas production volumes to 16,126 Mcf/d, resulting in a $0.3 million decrease in natural gas revenues.
NGL revenues for the three months ended March 31, 2021 increased 97%, or $1.9 million, compared to the three months ended March 31, 2020. The increase in NGL revenues was attributable to the 115% increase in NGL prices to $25.97 per barrel, resulting in an increase in NGL revenues of $2.1 million. This was partially offset by the 8% decrease in NGL volumes to 1,680 barrels per day, resulting in a decrease in revenues of $0.2 million.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the three months ended March 31, 2021 is primarily attributable to the decrease in leasing activity in the Permian Basin. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing ("GTM") expenses. For the three months ended March 31, 2021, GTM expenses decreased 3% compared to the three months ended March 31, 2020 primarily due to the 14% decrease in production volumes.
Severance and ad valorem taxes. For the three months ended March 31, 2021, severance and ad valorem taxes increased 5% compared to the three months ended March 31, 2020, due to the 13% increase in mineral and royalty revenues which was primarily due to an increase in realized commodity prices of 34%, partially offset by a 14% decrease in production volumes.
Depreciation, depletion and amortization. DD&A expense decreased 27%, or $3.5 million, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Lower production volumes decreased our depletion expense by $1.8 million and a lower depletion rate decreased our depletion expense by $1.1 million. The depletion rate was $11.58 per Boe and $12.94 per Boe for the three months ended March 31, 2021 and 2020, respectively. The decrease in the depletion rate was primarily a result of the impairment charge of $79.6 million for the year ended December 31, 2020, resulting in lower depletable cost (or amortizable base) in the calculation of the depletion rate for the three months ended March 31, 2021.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 13%, or $0.5 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 as a result of the Company's ongoing efforts to reduce its overall general and administrative expenses.
Share-based compensation expense for the three months ended March 31, 2021 was $2.3 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property and $0.7 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the three months ended March 31, 2020 was $1.9 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property and $0.6 million of share-based compensation cost capitalized to evaluated property. The increase in share-based compensation expense of $0.4 million was primarily due to additional grants of RSUs that were granted during the three months ended March 31, 2021. See table below for further details.

	Three months ended March 31,
(In thousands)	2021	2020	Variance
Incentive Units	$178	$178	$—
RSAs (1)	134	700	(566)
RSUs	2,542	1,594	948
PSUs	1,079	930	149
Capitalized share-based compensation	(1,633)	(1,518)	(115)
Total share-based compensation expense	$2,300	$1,884	$416
(1)During the three months ended March 31, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.
Interest expense, net. Interest expense, net increased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. See table below for further details.

	Three months ended March 31,
(In thousands, except for interest rate)	2021	2020	Variance
Interest expense - revolving credit facility	$113	$—	$113
Commitment fees	104	162	(58)
Amortization of loan closing costs	58	101	(43)
Interest income	(8)	(231)	223
Total interest expense, net	$267	$32	$235

Total weighted average interest rate	1.83%	—%

Total weighted average debt balance	$23,911	$—

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to the historical results of operations for the periods presented, primarily for the reasons described below.

Corporate Transactions

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

As of March 31, 2021, Brigham Minerals owned a 77% interest in Brigham LLC and the Brigham LLC Unit Holders owned 23% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 16.9% of the outstanding voting stock of Brigham Minerals as of March 31, 2021.

As of March 31, 2020, Brigham Minerals owned a 60.1% interest in Brigham LLC and the Brigham LLC Unit Holders owned 39.9% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Warburg Pincus LLC, Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 39.1% of the outstanding voting stock of Brigham Minerals as of March 31, 2020.

The change in ownership interest in Brigham LLC from March 31, 2020 to March 31, 2021 impacts the attribution of net income between Brigham Minerals' shareholders and Brigham LLC Unit Holders. Brigham LLC Unit Holders' interest is classified as non-controlling interest in the condensed consolidated balance sheets of Brigham Minerals. See "Note 9—Temporary equity and Non-controlling interest" for further details.

Capital Requirements and Sources of Liquidity
Our current primary sources of liquidity are cash flows from operations, asset sales, borrowings under our revolving credit facility and proceeds from any primary issuances of equity securities. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. As a result of the COVID-19 pandemic and the decline in commodities prices in 2020, coupled with many of our operators announcing significant reductions in projected capital expenditures in 2021 and beyond, our revenues and cash flows from operations have been and may continue to be negatively impacted and we may not have access to capital markets on terms favorable to us or at all.

Our primary uses of capital are for the payment of dividends to our shareholders and for investing in our business, specifically the acquisition of additional mineral and royalty interests. In connection with the ongoing COVID-19 pandemic and the announced reductions in projected capital expenditures by our operators, our cash flows from operations have been and may continue to be negatively impacted, and as a result, the dividend amount we are able to pay our shareholders has been and may also continue to be negatively impacted.

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the three months ended March 31, 2021, we deployed approximately $23.5 million for acquisition-related capital expenditures, inclusive of a $1.6 million capitalized share-based compensation cost. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2021, we believe that our retained cash flow from operations, lease bonus and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of March 31, 2021, our liquidity was as follows:

(In millions)
Cash and cash equivalents	$5.6
Revolving credit facility availability	$103.0
Total Liquidity	$108.6

Associated with the Company's late-May semi-annual borrowing base redetermination under its revolving credit facility, the Administrative Agent has indicated a preliminary recommended borrowing base increase to $165 million. In addition to the increase in the borrowing base, there are several proposed changes to the terms of the revolving credit facility, including various affirmative, negative, and financial maintenance covenants.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $21.9 million at March 31, 2021, as compared to $22.6 million at December 31, 2020. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $5.6 million and $9.1 million at March 31, 2021 and December 31, 2020, respectively. The decrease in cash and cash equivalents was primarily due to acquisitions made and payment of dividends to our shareholders during the three months ended March 31, 2021. See "Note 4—Acquisitions" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Dividends
The following table sets forth information with respect to cash dividends declared by our Board of Directors during the three months ended March 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends paid (in thousands) (1)
February 19, 2021	March 19, 2021	March 26, 2021	$0.26	11,336
(1) Dividends paid to holders of Class A common stock.

The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$22,089	$27,150
Net cash used in investing activities	(21,936)	(23,882)
Net cash used in financing activities	(3,737)	(23,295)

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas, and NGLs, lease bonus and other revenues and changes in working capital. The decrease in net cash provided by operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to a $3.3 million change in working capital due to increased accounts receivables as a result of higher commodity prices and decreased account payable due the Company’s ongoing cost reduction initiatives.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the three months ended March 31, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $21.9 million. For the three months ended March 31, 2020, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $25.3 million. The decrease in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily as a result of the market challenges associated with the COVID-19 pandemic and the decrease in oil prices. See "Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Environment and COVID-19” for further discussion.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2021 was primarily due to the dividends paid to holders of our Class A common stock of $11.3 million, distributions to holders of non-controlling interest of $3.4 million and payment of employee tax withholding for settlement of equity compensation awards of $1.0 million. This was partially offset by borrowings under our revolving credit facility of $12.0 million. Net cash used in financing activities for the three months ended March 31, 2020 was primarily due to the dividends paid to holders of our Class A common stock of $13.0 million and distributions to holders of temporary equity of $10.1 million.
Revolving Credit Facility
On May 16, 2019, Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (the "Administrative Agent") for the various lenders from time to time party thereto, providing for a revolving credit facility (our “revolving credit facility”). Our revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on substantial portion of Brigham Resources and its domestic subsidiaries’ assets, including substantial portion of their respective royalty and mineral properties.

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually in May and November of each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three months ended March 31, 2021 is 1.83%. As of March 31, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $32.0 million, resulting in $103.0 million available for future borrowings. Associated with the Company's late-May semi-annual borrowing base redetermination under its revolving credit facility, the Administrative Agent has indicated a preliminary recommended borrowing base increase to $165 million. In addition to the increase in the borrowing base, there are several proposed changes to the terms of the revolving credit facility, including various affirmative, negative, and financial maintenance covenants.

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

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of March 31, 2021, is provided in the following table.

	By Year:
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations (1) (2)	$—	$—	$—	$32,000	$—	$—	$32,000
Office lease	956	1,310	1,347	1,384	1,419	2,251	8,667
Total	$956	$1,310	$1,347	$33,384	$1,419	$2,251	$40,667
(1) As of March 31, 2021, we had $32.0 million outstanding under our revolving credit facility and $103.0 million of additional borrowing capacity.
(2) Does not include future unutilized fees, amortization of deferred financing costs, interest expense or other fees related to our revolving credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
Critical Accounting Policies and Related Estimates
As of March 31, 2021, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. See "Note 2—Summary of Significant Accounting Policies."
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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018, and as of March 31, 2021, the posted price for oil was $59.19 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise declined and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of March 31, 2021, the Henry Hub spot market price of natural gas was $2.52 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are previously disclosed under "Risk Factors" in our Annual Report.
A $1.00 per barrel change in our realized oil price would have resulted in a $0.4 million change in our oil revenues for the three months ended March 31, 2021. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.1 million change in our natural gas revenues for the three months ended March 31, 2021. A $1.00 per barrel change in NGL prices would have resulted in a $0.1 million change in our NGL revenues for the three months ended March 31, 2021. Total revenues for the three months ended March 31, 2021 was comprised of 68% from oil sales, 15% from natural gas sales, and 12% from NGL sales.
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
We had no oil or gas derivatives contracts in place since December 31, 2019.
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
Interest Rate Risk
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans, 1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months, for adjusted LIBOR rate loans. Interest on adjusted base rate loans is payable quarterly in arrears, and interest on adjusted LIBOR rate loans is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. The weighted average interest rate for the three months ended March 31, 2021 is 1.83%. As of March 31, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $32.0 million, resulting in $103.0 million available for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.1 million for the three months ended March 31, 2021.
Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at March 31, 2021.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. — Risk Factors
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A common stock are described under the caption “Risk Factors” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed under “Risk Factors” in our Annual Report.

Item 6. — Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Master Reorganization Agreement, dated April 17, 2019, by and among Brigham Minerals, Inc. and the other parties named therein (1)
2.2	Contribution and Distribution Agreement, dated April 23, 2019, by and among Brigham Minerals, Inc. and the parties named therein (2)
3.1	Amended and Restated Certificate of Incorporation of Brigham Minerals, Inc., filed with the Secretary of State of the State of Delaware on April 23, 2019. (2)
3.2	Amended and Restated Bylaws of Brigham Minerals, Inc., effective April 23, 2019. (2)
10.1	Indemnification Agreement (Jon-Al Duplantier) (3)
31.1*	Certificate of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certificate of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101
The following financial information from this Quarterly Report on Form 10-Q of Brigham Minerals, Inc. for the quarter ended March 31, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
(1)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 22, 2019.
(2)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 29, 2019.
(3)    Incorporated by reference to the registrant's Current Report on Form 8-K, filed on February 24, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2021	BRIGHAM MINERALS, INC.

		By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

		By:	/s/ Blake C. Williams
Blake C. Williams
Chief Financial Officer