Form 10-Q
period 2021-06-30
Brigham Minerals, Inc.
filed 2021-08-05
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,241,745 shares of Class A common stock and 11,544,807 shares of Class B common stock outstanding as of July 31, 2021.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In particular, our statements regarding the ongoing COVID-19 pandemic and its expected impact on our business, financial position, results of operations and cash flows are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (the "SEC").

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

v

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share amounts)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,414	$9,144
Accounts receivable	25,672	17,632
Prepaid expenses and other	3,075	3,693
Total current assets	35,161	30,469
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	333,082	325,091
Evaluated property	520,082	488,301
Less accumulated depreciation, depletion, and amortization	(207,875)	(189,546)
Total oil and gas properties, net	645,289	623,846
Other property and equipment	5,614	5,587
Less accumulated depreciation	(4,750)	(4,632)
Other property and equipment, net	864	955
Deferred tax asset	25,821	24,920
Other assets, net	688	771
Total assets	$707,823	$680,961

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,200	$7,905
Total current liabilities	8,200	7,905
Long-term bank debt	43,000	20,000
Other non-current liabilities	1,503	1,126
Temporary equity	—	146,280
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 45,570,421 shares issued and 45,133,791 outstanding at June 30, 2021; 400,000,000 authorized, 43,995,124 issued and 43,558,494 outstanding at December 31, 2020	456	440
Class B common stock, $0.01 par value; 150,000,000 authorized, 11,652,761 shares issued and outstanding at June 30, 2021; 150,000,000 authorized, 13,167,687 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	580,181	601,129
Accumulated deficit	(99,303)	(92,392)
Treasury stock, at cost; 436,630 shares at June 30, 2021 and December 31, 2020	(3,527)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	477,807	505,650
Non-controlling interest	177,313	—
Total equity	$655,120	$505,650
Total liabilities and equity	$707,823	$680,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
REVENUES
Mineral and royalty revenues	$37,005	$12,543	$69,181	$40,917
Lease bonus and other revenues	806	62	2,403	3,968
Total revenues	37,811	12,605	71,584	44,885
OPERATING EXPENSES
Gathering, transportation and marketing	1,593	1,625	3,326	3,404
Severance and ad valorem taxes	2,300	1,034	4,133	2,786
Depreciation, depletion, and amortization	9,080	11,200	18,447	24,026
General and administrative	5,697	5,890	11,139	11,400
Total operating expenses	18,670	19,749	37,045	41,616
INCOME (LOSS) FROM OPERATIONS	19,141	(7,144)	34,539	3,269
Interest expense, net	(387)	(545)	(654)	(577)
Other income, net	2	23	15	25
Income (loss) before income taxes	18,756	(7,666)	33,900	2,717
Income tax expense (benefit)	3,430	(850)	6,503	732
NET INCOME (LOSS)	$15,326	$(6,816)	$27,397	$1,985
Less: net (income) loss attributable to non-controlling interest	(4,138)	2,766	(7,613)	(1,329)
Net income (loss) attributable to Brigham Minerals, Inc. shareholders	$11,188	$(4,050)	$19,784	$656

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.25	$(0.11)	$0.45	$0.02
Diluted	$0.25	$(0.11)	$0.44	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	43,916	35,282	43,717	34,631
Diluted	45,281	35,282	45,091	34,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,720	—	—	—	(1,721)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(480)	—	—	—	—	(480)
Share-based compensation	—	—	—	—	3,933	—	—	—	—	3,933
Restricted stock forfeitures	(4)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(11,788)	—	—	(3,447)	(15,235)
Net income	—	—	—	—	—	8,596	—	—	1,553	10,149
Balance - March 31, 2021	43,666	$441	13,056	$—	$552,008	$(95,584)	437	$(3,527)	$198,881	$652,219
Conversion of shares of Class B Common Stock to Class A Common Stock	1,403	14	(1,403)	—	21,243	—	—	—	(21,257)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	2,666	—	—	—	—	2,666
Share-based compensation	—	—	—	—	4,410	—	—	—	—	4,410
Restricted stock forfeitures	(1)	—	—	—	—	—	—	—	—	—
Shares surrendered for tax withholdings on vested RSAs	(9)	—	—	—	(145)	—	—	—	—	(145)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	75	1	—	—	(1)	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(14,907)	—	—	(4,449)	(19,356)
Net income	—	—	—	—	—	11,188	—	—	4,138	15,326
Balance - June 30, 2021	45,134	$456	11,653	$—	$580,181	$(99,303)	437	$(3,527)	$177,313	$655,120

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance - December 31, 2019	34,041	$340	22,847	$—	$323,578	$(6,599)	$317,319
Adjustment of temporary equity to carrying value	—	—	—	—	206,017	—	206,017
Conversion of shares of Class B Common Stock to Class A Common Stock	140	2	(140)	—	1,524	—	1,526
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	204	—	204
Shares surrendered for tax withholdings on vested RSAs	(7)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,402	—	3,402
Dividends and distributions declared	—	—	—	—	—	(13,541)	(13,541)
Net income	—	—	—	—	—	4,706	4,706
Balance - March 31, 2020	34,174	$342	22,707	$—	$534,725	$(15,434)	$519,633
Adjustment of temporary equity to redemption value	—	—	—	—	(37,445)	—	(37,445)
Conversion of shares of Class B Common Stock to Class A Common Stock	5,094	51	(5,094)	—	51,518	—	51,569
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(780)	—	(780)
Shares surrendered for tax withholdings on vested RSAs	(11)	—	—	—	(185)	—	(185)
Share-based compensation	50	—	—	—	3,332		3,332
Restricted stock forfeitures	(9)	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(13,272)	(13,272)
Net loss	—	—	—	—	—	(4,050)	(4,050)
Balance - June 30, 2020	39,298	$393	17,613	$—	$551,165	$(32,756)	$518,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,397	$1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,447	24,026
Share-based compensation expense	4,855	3,736
Amortization of debt issuance costs	141	485
Deferred income taxes	1,286	463
Bad debt expense	—	299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,040)	11,980
Decrease (increase) in other current assets	581	(592)
Increase (decrease) in accounts payable and accrued liabilities	448	(3,509)
Increase (decrease) in other long-term liabilities	16	(256)
Net cash provided by operating activities	$45,131	$38,617
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(36,331)	(28,755)
Additions to other fixed assets	(27)	(286)
Proceeds from sale of oil and gas properties, net	—	1,565
Net cash used in investing activities	$(36,358)	$(27,476)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(4,000)	—
Borrowing of long-term debt	27,000	—
Dividends paid	(25,537)	(25,772)
Distribution to holders of non-controlling interest	(7,809)	(19,834)
Debt issuance costs	(21)	(203)
Payment of employee tax withholding for settlement of equity compensation awards	(1,136)	—
Net cash used in financing activities	$(11,503)	$(45,809)
Decrease in cash and cash equivalents and restricted cash	(2,730)	(34,668)
Cash and cash equivalents and restricted cash, beginning of period	9,144	51,133
Cash and cash equivalents and restricted cash, end of period	$6,414	$16,465

Supplemental disclosure of noncash activity:
Accrued capital expenditures	$100	$23
Capitalized share-based compensation cost	$3,487	$2,998
Temporary equity cumulative adjustment to redemption value	$54,294	$(168,572)
Supplemental cash flow information:
Cash payments for loan commitment fees and interest	$(437)	$(442)
Tax (payment) /refund received	$(2,881)	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, "Brigham Minerals," “we," "us," "our," or the "Company"), a Delaware corporation, is a holding company whose sole material asset consists of a 79.5% interest in Brigham Minerals Holdings, LLC (“Brigham LLC”), which indirectly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”). The Minerals Subsidiaries acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2021 (the "Annual Report"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

As the primary beneficiary, Brigham Minerals consolidates the financial results of Brigham LLC and its subsidiaries and reports the interest related to the portion of the units in Brigham LLC not owned by Brigham Minerals as temporary equity at December 31, 2020 and as non-controlling interest at March 31, 2021 and thereafter, which will reduce net income attributable to the holders of Brigham Minerals' Class A common stock. For more information, see "Note 9—Temporary equity and Non-controlling interest.”

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

The accompanying condensed consolidated financial statements are based on a number of significant estimates including quantities of oil, natural gas and NGL reserves that are the basis for the calculations of depreciation, depletion, amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas and there are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are ultimately recovered. Brigham Minerals’ year-end reserve estimates are audited by Cawley, Gillespie & Associates, Inc., an independent petroleum engineering firm. Quarterly reserve estimates are internally generated by our in-house engineering staff. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, share-based compensation costs, and revenue accruals.

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Minerals' audited consolidated and combined financial statements and notes for the year ended December 31, 2020, presented in the Annual Report. There have been no changes in such policies or the application of such policies during the three and six months ended June 30, 2021.

Non-Controlling Interest

As of February 19, 2021 and thereafter, the holders of Class B common stock no longer control a majority of the votes of the Company's board of directors (the "Board of Directors") through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon each holder of Brigham LLC Unit's (each a "Brigham LLC Unit Holder") exercise of its Redemption Right (as hereinafter defined). As such, at June 30, 2021, Brigham Minerals accounts for Brigham LLC Unit Holders' 20.5% interest in Brigham LLC not owned by Brigham Minerals as non-controlling interest. For further discussion, see “Note 9—Temporary equity and Non-controlling interest.”

Accounts Receivable

Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered. We calculate bad debt expense using the allowance method. We did not record bad debt expense for the three and six months ended June 30, 2021. We recorded bad debt expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, which was included in general and administrative expenses.

As of June 30, 2021 and December 31, 2020, accounts receivable was comprised of the following:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable
Oil and gas sales	$24,998	$17,413
Reserve for bad debt	(770)	(855)
Other	1,444	1,074
Total accounts receivable	$25,672	$17,632

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Customer (Operator) Name	2021	2020	2021	2020
Exxon Mobil Corp	14%	12%	15%	9%
Occidental Petroleum Corp	12%	15%	12%	14%
Continental Resources Inc.	10%	6%	10%	8%
Royal Dutch Shell PLC	7%	10%	8%	14%

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the three and six months ended June 30, 2021, we received revenues from over 130 operators with approximately 67% of revenues coming from the top ten operators on our properties. For the three and six months ended June 30, 2020, we received revenues from over 150 operators with approximately 64% and 63%, respectively, of revenues coming from the top ten operators on our properties.

Recently Issued Accounting Standards Not Yet Adopted

Brigham Minerals’ status as an emerging growth company ("EGC") under Section 107 of the Jumpstart Our Business Startups Act of 2012 permits it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Brigham Minerals originally chose to take advantage of this extended transition period. Brigham Minerals will become a large accelerated filer as of December 31, 2021 and cease to be an EGC. As a result, Brigham Minerals will be required to accelerate the adoption of new or revised accounting standards as indicated on the dates below.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2021 and we will use January 1, 2021, the beginning of the period of adoption, as the date of initial application. We are evaluating the provisions of this accounting standards update and finalizing the impact it will have on our consolidated statement of operations, consolidated balance sheets and financial disclosures. While we have yet to finalize the impact this standards update will have on our consolidated financial statements, the adoption will increase our recorded assets and liabilities related to our leases.

We will adopt ASU 206-02 using a modified retrospective approach and will recognize a right of use asset and lease liability on the date of initial application. We are applying the following practical expedients as provided in the standards update:
•    an election to not apply the recognition requirements in the new standards update to short-term leases (a lease that at commencement date has a lease term of twelve months or less and does not contain a purchase option); and
•    a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs; and
•    a practical expedient to not reassess certain land easements in existence prior to January 1, 2021.

We have not yet determined the extent of the adjustments that will be required upon implementation of this new standards update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The new standard becomes effective for us during the fiscal year ending December 31, 2021 and interim periods within the fiscal year ending December 31, 2022. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Although we are still evaluating the impact, we do not expect it to be material.

3.Oil and Gas Properties
Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $3.0 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties as of the dates shown consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$333,082	$325,091
Evaluated property	520,082	488,301
Total oil and gas properties, at cost	853,164	813,392
Less accumulated depreciation, depletion, and amortization	(207,875)	(189,546)
Total oil and gas properties, net	$645,289	$623,846

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $9.0 million and $11.1 million for the three months ended June 30, 2021 and 2020, respectively, and $18.3 million and $23.3 million for the six months ended June 30, 2021 and 2020, respectively. Average depletion of proved properties was $11.03 per Boe and $13.74 per Boe for the three months ended June 30, 2021 and 2020, respectively, and $11.30 and $13.31 for the six months ended June 30, 2021 and 2020, respectively.
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of June 30, 2021 and June 30, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $49.78 and $47.13, respectively, per barrel of oil, and $2.47 and $2.08, respectively, per MMBtu of natural gas. There were no impairment charges during the three and six months ended June 30, 2021 and 2020.
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

4. Acquisitions

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2021 and 2020, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below. The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that for the six months ended June 30, 2021 were funded with our retained operating cash flow and our revolving credit facility (as hereinafter defined). The changes in the oil and natural gas property balance for the six months ended June 30, 2020 were partially funded with proceeds from the December 2019 Offering.

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2021	$9,073	$12,776	$21,849
Quarter Ended June 30, 2021	$8,842	$5,594	$14,436
	$17,915	$18,370	$36,285

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2020	$9,471	$15,947	$25,418
Quarter Ended June 30, 2020	$805	$2,493	$3,298
Total	$10,276	$18,440	$28,716

5. Revenue From Contracts With Customers

Contract Balances
Oil, natural gas and NGL sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Lease bonus and other revenues are recognized when the lease agreement has been executed, payment has been received, and the Company has no further obligation to refund the payment. All of the Company's oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company's contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of June 30, 2021, accounts receivable from oil and gas sales of $25.0 million represent rights to payment for which Brigham Minerals has satisfied its obligations under contracts with customers.

Prior-period performance obligations
Given we do not operate our properties, Brigham Minerals has limited visibility into the timing of when new wells start producing and is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The amount of production delivered to the purchaser is estimated on the basis of state-reported production data or production statements from operators. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and six months ended June 30, 2021 and 2020, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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

6. Fair Value Measurements

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020.
Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the six months ended June 30, 2021 and June 30, 2020.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain non-financial assets and liabilities, such as assets and liabilities acquired in a business combination, are measured at fair value on a nonrecurring basis on the acquisition date and are subject to fair value adjustments under certain circumstances. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and include factors such as estimates of economic reserves, future commodity prices and risk-adjusted discount rates, and are classified within Level 3.
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
Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three and six months ended June 30, 2021 was 1.98% and 1.95%, respectively. As of June 30, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $43.0 million, resulting in $92.0 million available for future borrowings.
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
Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 4.00 to 1.00. As of June 30, 2021, we were in compliance with all covenants in accordance with our revolving credit facility.
On July 7, 2021, the borrowing base and elected commitments on our revolving credit facility were increased from $135.0 million to $165.0 million and additional affirmative, negative and financial maintenance covenants were included. For more information, see "Note 14—Subsequent Events."

8. Equity

Class A Common Stock

Brigham Minerals had approximately 45.1 million shares of its Class A common stock outstanding as of June 30, 2021. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the shareholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities.

Class B Common Stock

Brigham Minerals had approximately 11.7 million shares of its Class B common stock outstanding as of June 30, 2021. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ shareholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Treasury Stock

As of June 30, 2021, there were 436,630 shares of Class A common stock held in treasury.

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding shares of Class B common stock (and corresponding units of Brigham LLC ("Brigham LLC Units")), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSAs, RSUs, PSUs (each as defined in "Note 10—Share-Based Compensation") and unvested Incentive Units. Brigham Minerals does not use the two-class method because the Class B common stock and the unvested share-based awards are nonparticipating securities. For the three and six months ended June 30, 2021, the Incentive Units, RSAs, and shares of Class B common stock were not recognized in dilutive EPS calculations as the effects would have been antidilutive. For the three and six months ended June 30, 2020, the Incentive Units, RSUs, RSAs and shares of Class B common stock were not recognized in dilutive EPS calculations as the effect would have been antidilutive. As of June 30, 2020, there were 1,187,811 shares related to PSUs (based on target), that could vest in the future dependent on predetermined market condition. These units were not included in the computation of EPS for the three and six months ended June 30, 2020, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

The following table reflects the allocation of net income to common shareholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Basic EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. shareholders	$11,188	$(4,050)	$19,784	$656
Denominator:
Basic weighted average shares outstanding	43,916	35,282	43,717	34,631
Basic EPS attributable to Brigham Minerals, Inc. shareholders	$0.25	$(0.11)	$0.45	$0.02

Diluted EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. shareholders	$11,188	$(4,050)	$19,784	$656
Effects of dilutive securities	—	—	—	—
Diluted net income (loss) attributable to Brigham Minerals, Inc. shareholders	$11,188	$(4,050)	$19,784	$656
Denominator:
Basic weighted average shares outstanding	43,916	35,282	43,717	34,631
Effects of dilutive securities:
Unvested PSUs	1,107	—	1,023	—
Unvested RSUs	258	—	351	—
Diluted weighted average shares outstanding	45,281	35,282	45,091	34,631

Diluted EPS attributable to Brigham Minerals, Inc. shareholders	$0.25	$(0.11)	$0.44	$0.02

9. Temporary equity and Non-controlling interest

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Non-controlling Interest

Non-controlling interest represents the 20.5% interest in the units of Brigham LLC not owned by Brigham Minerals, as of June 30, 2021. Class B common stock is classified as non-controlling interest in the condensed consolidated balance sheet as of February 19, 2021 and thereafter.

Each share of Class B common stock does not have any economic rights but entitles its holder to one vote on all matters to be voted on by our shareholders generally, and holders of Brigham LLC Units (and Class B common stock) have a redemption right into shares of Class A common stock. Under the Brigham LLC Agreement, each Brigham LLC Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham LLC Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right is required to be made by

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company's directors who are independent under Section 10A-3 of the Securities Act and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Non-controlling interest is recorded at its carrying value. For the period from February 19, 2021 to June 30, 2021, the Company recorded adjustments to the value of non-controlling interest as presented in the table below:

(In thousands)	Non-controlling interest
Balance - February 19, 2021	$—
Reclassification from temporary equity (1)	202,496
Conversion of Class B common stock to Class A common stock	(1,721)
Net income attributable to non-controlling interest (2)	1,553
Distribution to holders of non-controlling interest declared	(3,447)
Balance - March 31, 2021	$198,881
Conversion of Class B common stock to Class A common stock	(21,257)
Net income attributable to non-controlling interest	4,138
Distribution to holders of non-controlling interest declared	$(4,449)
Balance - June 30, 2021	$177,313
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

10. Share-Based Compensation

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At June 30, 2021, 2,521,992 shares of Class A common stock remained available for future grants. Currently, all RSAs, RSUs and PSUs granted under the LTIP are entitled to receive dividends (in the case of RSAs) or have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such dividends and DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSAs, RSUs, and PSUs. Dividends and DERs are accumulated and paid when the underlying shares vest. The fair value of the RSA awards granted with the right to receive dividends and RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.

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

The following table summarizes activity related to RSAs for the six months ended June 30, 2021.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2021	68,293	$21.25
Vested	(31,882)	$21.25
Forfeited	(5,978)	$21.25
Unvested at June 30, 2021	30,433	$21.25

The Company has granted RSUs to certain employees and directors, which represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs issued to employees generally vest in one-third increments over a three-year period and RSUs issued to directors vest in one year from the date of grant. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation cost of such RSUs was determined using the closing price on the applicable date of grant, which is then applied to the total number of RSUs granted. During the six months ended June 30, 2021, the Company granted 583,998 RSUs. The share-based compensation expense of such RSUs was determined using the weighted-average grant date fair value of $16.31.

The following table summarizes activity related to RSUs for the six months ended June 30, 2021.

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	562,871	$17.81
Granted	583,998	$16.31
Vested	(75,499)	$12.94
Forfeited	(14,316)	$18.49
Unvested at June 30, 2021	1,057,054	$17.32

The Company has granted PSUs to certain officers and managers, which vest based on continuous employment and satisfaction of a market condition based on the absolute total shareholder return of the Company’s common stock, including paid dividends, over an approximate three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between 0% (or forfeiture) and 200% of target. Expense related to these PSUs is recognized on a straight-line basis over the length of the applicable performance period. All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The grant date fair value of such PSUs was determined using a Monte Carlo simulation model that utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated on the basis of historical volatility of a group of publicly traded oil and gas companies with a performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

The following table summarizes activity related to PSUs for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company granted 472,377 PSUs. The share-based compensation expense of such PSUs was determined using the valuation date of May 17, 2021, the date of grant, with a preliminary fair value estimate of $20.32. In addition, no PSUs became vested or were forfeited during the six months ended June 30, 2021:

	Performance-Based Restricted Stock Units
	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2021	1,187,811	$10.07
Granted (1)	472,377	$20.32
Unvested at June 30, 2021	1,660,188	$12.99
(1)The grant date fair value of $20.32 is a preliminary estimate, subject to revision upon completion of management's review of the related Monte Carlo simulation model.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated statements of operations included within this Quarterly Report. Share-based compensation expense recorded for each type of share-based compensation award for the three and six months ended June 30, 2021 and 2020 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Incentive Units (1)	$178	$178	$356	$356
RSAs (1) (4)	163	190	297	891
RSUs (1)	2,534	1,840	5,076	3,434
PSUs (2)	1,534	1,124	2,613	2,054
Capitalized share-based compensation (3)	(1,854)	(1,479)	(3,487)	(2,998)
Total share-based compensation expense	$2,555	$1,853	$4,855	$3,737
(1)Share-based compensation expense relating to Incentive Units, RSAs and RSUs with ratable vesting is recognized on a straight-line basis over the requisite service period for the entire award.
(2)Share-based compensation expense relating to PSUs with cliff-vesting is recognized on a straight-line basis over the performance period for the entire award.
(3)During the three and six months ended June 30, 2021, Brigham Minerals capitalized $0.6 million and $1.5 million, respectively, of share-based compensation cost to unevaluated property and $1.3 million and $2.0 million, respectively, of share-based compensation cost to evaluated property. During the three and six months ended June 30, 2020, Brigham Minerals capitalized $0.9 million and $1.8 million, respectively, of share-based compensation cost to unevaluated property and $0.6 million and $1.2 million, respectively, of share-based compensation cost to evaluated property.
(4)During the six months ended June 30, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at June 30, 2021, a portion of which will be capitalized:

	Incentive Units	RSAs	RSUs	PSUs	Total
Year	(In thousands)
2021	$356	$326	$5,052	$4,046	$9,780
2022	534	200	5,815	4,624	11,173
2023	—	—	2,822	3,658	6,480
Total	$890	$526	$13,689	$12,328	$27,433

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

Income tax expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for tax rate)	2021	2020	2021	2020
Income tax expense (benefit)	$3,430	$(850)	$6,503	$732
Effective tax rate	18.3%	11.1%	19.2%	26.9%
Total income tax expense for the three and six months ended June 30, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of non-controlling interest, state taxes (net of the anticipated

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

federal benefit), share-based compensation expense, and percentage depletion in excess of basis. The effective tax rate for the three and six months ended June 30, 2021 reflects Brigham Minerals’ ownership interest in Brigham LLC of 79.5%. The effective tax rate for the three and six months ended June 30, 2020 reflects the Company’s 69.1% ownership interest in Brigham LLC as a result of the IPO, the December 2019 Offering, the June 2020 Secondary Offering, and certain redemptions of Brigham LLC Units for shares of Class A common stock (and the cancellation of the corresponding number of shares of Class B common stock) completed subsequent to the IPO and prior to June 30, 2020.

12. Commitments and Contingencies

Commitments

Brigham Minerals leases office space under operating leases. Rent expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. Future minimum lease commitments under non-cancelable operating leases at June 30, 2021 are presented below:

(In thousands)	Commitment
Year
2021 (remainder of)	$640
2022	1,310
2023	1,347
2024	1,384
2025	1,419
Thereafter	2,251
Total	$8,351
Contingencies
Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at June 30, 2021 and December 31, 2020.

13. COVID-19 Pandemic and Winter Storm Uri

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic. As a result, stability in the markets and demand for the commodities produced by the oil and natural gas industry have not returned to pre-pandemic levels and may not for some time. Commodity prices have improved from historic lows in 2020, however, the impacts of the pandemic continue to be unpredictable and dynamic, so we are unable to reasonably estimate the period of time that related market conditions could exist or the extent to which they may continue to impact our business, results of operations, financial condition, or the timing of further industry recovery.

The Company is currently operating its office at 100% capacity while continuing to support remote working for its employees that are considered high-risk pursuant to the Center for Disease Control and Prevention guidelines or have household members meeting the criteria of those guidelines. The Company has not experienced material disruptions to its operations or the health of its workforce to date.

Winter Storm Uri

In February 2021, Winter Storm Uri caused severe winter weather and freezing temperatures in the southern United States, which effected our properties in the Permian and Anadarko Basins, resulting in the curtailment of a portion of our production,

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of June 30, 2021, commodity prices, in particular natural gas prices, have stabilized. The Henry Hub spot market price for natural gas for the three months ended June 30, 2021 ranged from a low of $2.43 per MMBtu to a high of $3.79 per MMBtu.

14. Subsequent Events

On August 3, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.35 per share of Class A common stock payable on August 27, 2021, to shareholders of record at the close of business on August 20, 2021.

On July 7, 2021, the borrowing base and elected commitments on our revolving credit facility were increased from $135.0 million to $165.0 million and the addition of leverage (maximum 3.00x) and liquidity (minimum 10% of total revolving commitments) conditions to Brigham Resources’ ability to pay dividends or distributions (other than permitted tax distributions) to the owners of its equity interests.

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

Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders through (i) the organic growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of June 30, 2021, we owned 88,570 net royalty acres across 37 counties within the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial and Operational Overview:
•Our production volumes of 8,988 Boe/d (70% liquids, 52% oil) for the three months ended June 30, 2021 increased 1% compared to the three months ended March 31, 2021 and decreased 7% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
•Our royalty revenues comprised of crude oil, natural gas and NGL sales for the three months ended June 30, 2021 increased 15% to $37.0 million compared to the three months ended March 31, 2021 due to a 13% increase in realized commodity pricing and a 1% higher production volumes and increased 69% for six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an 83% increase in realized commodity pricing partially offset by the decrease in production volumes.
•Our net income for the three months ended June 30, 2021 was $15.3 million compared to a net income of $12.1 million for the three months ended March 31, 2021 and net income for six months ended June 30, 2021 of $27.4 million compared to a net income of $2.0 million for the six months ended June 30, 2020.
•Adjusted EBITDA and Adjusted EBITDA ex lease bonus for the three months ended June 30, 2021 were $30.8 million, and $30.0 million, respectively, and increased 14% and 18%, respectively, as compared to the three months ended March 31, 2021 and increased 86% and 105%, respectively, for the six months ended June 30, 2021 to $57.8 million and $55.4 million, respectively, as compared to the six months ended June 30, 2020. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•On August 3, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.35 per share of Class A common stock payable on August 27, 2021 to shareholders of record at the close of business on August 20, 2021.
•As of June 30, 2021, Brigham Minerals had a cash balance of $6.4 million and $92.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $98.4 million. On July 7, 2021, the borrowing base and elected commitments on our revolving credit facility were increased from $135.0 million to $165.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $128.4 million as of June 30, 2021.
Market Environment and COVID-19
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic. As a result, stability in the markets and demand for the commodities produced by the oil and natural gas industry have not returned to pre-pandemic levels and may not for some time. Commodity prices have improved from historic lows in 2020, however, the impacts of the pandemic continue to be unpredictable and dynamic, so we are unable to reasonably estimate the period of time that related market conditions could exist or the extent to which they may continue to impact our business, results of operations, financial condition, or the timing of further industry recovery.

In connection with the previously mentioned COVID-19 pandemic and resulting market and commodity price challenges experienced during 2020, we saw reduced levels of potential acquisition opportunities. With an improvement in commodity prices in the second half of 2020 and the first half of 2021, along with our financial strength, we believe we are well positioned to capture attractive opportunities for the remainder of 2021 that will generate shareholder value. Given that our capital allocation is within our control, we believe that the liquidity provided by our cash flow from operations and borrowings under our revolving credit facility will provide us with sufficient capital to execute our current strategy.

The company is currently operating its office at 100% capacity while continuing to support working from home for our employees that are considered high-risk pursuant to the Centers for Disease Control and Prevention guidelines or have household members meeting the criteria of the guidelines. The Company has not experienced material disruptions to our operations or the health of our workforce to date.

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

As of June 30, 2021, commodity prices, in particular natural gas prices, have stabilized. The Henry Hub spot market price for natural gas for the three months ended June 30, 2021 ranged from a low of $2.43 per MMBtu to a high of $3.79 per MMBtu.

Operational Update

Mineral and Royalty Interest Ownership Update

During the second quarter 2021, the Company completed 22 transactions, acquiring 640 net royalty acres (standardized to a 1/8th royalty interest) and deploying $14.4 million in capital primarily in the Permian Basin. As of June 30, 2021, the Company owned roughly 88,570 net royalty acres, encompassing 13,462 gross (114.8 net) undeveloped horizontal locations, across 37 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

The table below summarizes the Company’s mineral and royalty interest ownership at the dates indicated.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
June 30, 2021	29,270	6,105	11,415	10,650	16,345	7,995	6,790	88,570
March 31, 2021	28,940	5,775	11,400	10,725	16,320	7,980	6,790	87,930
Acres Added (Revised) Q/Q	330	330	15	(75)	25	15	—	640
% Added Q/Q	1%	6%	—%	(1)%	—%	—%	—%	1%

Operating Activity Update

DUC Conversions

The Company identified approximately 204 gross (0.7 net) DUCs converted to production during the second quarter 2021, which represented 26% of its gross DUCs (16% of net) in inventory as of first quarter 2021. Second quarter 2021 DUC and PDP conversion waterfalls are summarized in the charts below:

Drilling Activity
During the second quarter 2021, the Company identified 153 gross (1.3 net) wells spud on its mineral position, which represents a 31% increase in net well drilling activity relative to first quarter 2021. Brigham’s gross and net wells spud activity per quarter is summarized in the chart below:

DUC and Permit Inventory
Brigham Minerals ended the second quarter 2021 with 5.0 net DUCs and 4.1 net permits versus 4.4 net DUCs and 4.7 net permits as of first quarter 2021, representing a 14% sequential increase in total net DUCs. The sequential DUC inventory increase was largely driven by an increase in net Permian DUCs. Brigham Minerals ended the second quarter 2021 with 3.3 net Permian DUCs up from 2.7 net Permian DUCs as of first quarter 2021. Brigham Minerals' DUC and permit inventory as of June 30, 2021 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	176	232	50	10	124	123	17	732
Permits	162	99	5	—	149	258	10	683
Net Inventory
DUCs	1.9	1.4	0.3	—	1.1	0.2	0.1	5.0
Permits	1.0	1.1	—	—	1.3	0.6	—	4.1
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of June 30, 2021, the posted price for oil was $73.52 per barrel and the Henry Hub spot market price of natural gas was $3.79 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically as well as the amount of capital they are willing to spend.
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
Oil and gas properties

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of June 30, 2021 and June 30, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $49.78 and $47.13, respectively, per barrel for oil, and $2.47 and $2.08, respectively, per MMBtu for natural gas. There were no impairment charges during the three and six months ended June 30, 2021 and 2020.
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
Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of June 30, 2021 and December 31, 2020.
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
We define Adjusted EBITDA as Net Income (Loss) before depreciation, depletion and amortization, share-based compensation expense, interest expense, and income tax expense, less other income. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus and other revenues we receive due to the unpredictability of timing and magnitude of the revenue.
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to Net Income:
Net Income (Loss)	$15,326	$12,071	$27,397	$1,985
Add:
Depreciation, depletion, and amortization	9,080	9,367	18,447	24,026
Share-based compensation expense	2,555	2,300	4,855	3,736
Interest expense	387	267	654	577
Income tax expense	3,430	3,073	6,503	732
Less:
Other income, net	2	13	15	25
Adjusted EBITDA	$30,776	$27,065	$57,841	$31,031
Less:
Lease bonus and other revenues	806	1,597	2,403	3,968
Adjusted EBITDA ex lease bonus	$29,970	$25,468	$55,438	$27,063

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
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Royalty revenues
Oil sales	71%	68%	69%	74%
Natural gas sales	18%	15%	17%	10%
NGL sales	9%	12%	11%	7%
Total royalty revenue	98%	95%	97%	91%
Lease bonus and other revenues	2%	5%	3%	9%
Total revenues	100%	100%	100%	100%
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

Results of Operations
On November 19, 2020, the SEC adopted amendments to modernize and simplify Regulation S-K, including its Management’s Discussion and Analysis and certain financial disclosure requirements. Specifically, the final rule gives registrants the option to disclose their results of operations of the most recently completed fiscal quarter compared to the immediately preceding fiscal quarter rather than compared to the corresponding fiscal quarter of the prior year. We believe that a comparison of the results of operations of the most recently completed fiscal quarter to the immediately preceding fiscal quarter is more meaningful and useful to investors than comparing the most recently completed fiscal quarter to the corresponding fiscal quarter of the prior year, and we voluntary complied with the amendments beginning in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. As a result of our voluntary compliance, we are presenting a comparison of the results of operations of the three months ended June 30, 2021 to the three months ended March 31, 2021 and of the six months ended June 30, 2021 to the six months ended June 30, 2020.
Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended
(Dollars in thousands, except for realized prices and unit expenses)	June 30, 2021	March 31, 2021	Variance
Production:
Oil (MBbls)	424	411	13	3%
Natural gas (MMcf)	1,465	1,451	14	1%
NGLs (MBbls)	150	151	(1)	(1)%
Equivalents (MBoe)	818	804	14	2%
Equivalents per day (Boe/d)	8,988	8,931	57	1%
Revenues:
Oil sales	$26,729	$22,813	$3,916	17%
Natural gas sales	6,704	5,437	1,267	23%
NGL sales	3,572	3,926	(354)	(9)%
Total mineral and royalty revenue	$37,005	$32,176	$4,829	15%
Lease bonus and other revenue	806	1,597	(791)	(50)%
Total revenues	$37,811	$33,773	$4,038	12%
Realized prices
Oil ($/Bbl)	$63.11	$55.55	$7.56	14%
Natural gas ($/Mcf)	4.58	3.75	0.83	22%
NGLs ($/Bbl)	23.77	25.97	(2.20)	(8)%
Equivalents ($/Boe)	$45.24	$40.03	$5.21	13%
Operating expenses:
Gathering, transportation and marketing	$1,593	$1,733	$(140)	(8)%
Severance and ad valorem taxes	2,300	1,833	467	25%
Depreciation, depletion, and amortization	9,080	9,367	(287)	(3)%
General and administrative (before share-based compensation)	3,142	3,142	—	—%
Total operating expenses (before share-based compensation)	$16,115	$16,075	$40	—%
Share-based compensation	2,555	2,300	255	11%
Total operating expenses	$18,670	$18,375	$295	2%
Other expenses:
Interest expense, net	$387	$267	$120	45%
Total other expenses	$387	$267	$120	45%

	Three Months Ended
Unit Expenses ($/Boe)	June 30, 2021	March 31, 2021	Variance
Gathering, transportation and marketing	$1.95	$2.16	$(0.21)	(10)%
Severance and ad valorem taxes	2.81	2.28	0.53	23%
Depreciation, depletion and amortization	11.10	11.65	(0.55)	(5)%
General and administrative (before share-based compensation)	3.84	3.91	(0.07)	(2)%
General and administrative, share-based compensation	3.12	2.86	0.26	9%
Interest expense, net	0.47	0.33	0.14	42%
Revenues
Total revenues for the three months ended June 30, 2021 increased 12%, or $4.0 million, compared to the three months ended March 31, 2021. The increase was attributable to a $4.8 million increase in mineral and royalty revenues, partially offset by an $0.8 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 13% increase in realized commodity prices, resulting in an increase in royalty revenues of $4.3 million, and a 1% increase in production volumes to 8,988 Boe/d, resulting in an increase in royalty revenues of $0.5 million.
Oil revenues for the three months ended June 30, 2021 increased 17%, or $3.9 million, compared to the three months ended March 31, 2021. The increase in oil revenues was attributable to the 14% increase in realized oil prices to $63.11 per barrel, resulting in an increase in revenues of $3.2 million, and a 3% increase in oil production volumes to 4,654 barrels per day, resulting in a $0.7 million increase in oil revenues.
Natural gas revenues for the three months ended June 30, 2021 increased 23%, or $1.3 million, compared to the three months ended March 31, 2021. The increase in natural gas revenues was primarily attributable to the 22% increase in realized natural gas prices to $4.58 per Mcf attributable to Winter Storm Uri, resulting in an increase in revenues of $1.2 million.
NGL revenues for the three months ended June 30, 2021 decreased 9%, or $0.4 million, compared to the three months ended March 31, 2021. The decrease in NGL revenues was primarily attributable to the 8% decrease in realized NGL prices to $23.77 per barrel, resulting in a decrease in NGL revenues of $0.3 million.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $0.8 million decrease in revenues from lease bonus payments for the three months ended June 30, 2021 is primarily attributable to the $1.3 million decrease in leasing activity in the Permian Basin, partially offset by the $0.5 million increase in leasing activity in DJ basin. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses ("GTM"). For the three months ended June 30, 2021, GTM expenses decreased 8% compared to the three months ended March 31, 2021, primarily due to an overall 10% decrease in GTM rate to $1.95 per Boe for the three months ended June 30, 2021 compared to $2.16 per Boe for the three months ended March 31, 2021.
Severance and ad valorem taxes. For the three months ended June 30, 2021, severance and ad valorem taxes increased 25%, or $0.5 million, over the three months ended March 31, 2021, primarily due to the increase in mineral and royalty revenues which was driven by an increase in realized commodity prices of 13%.
Depreciation, depletion and amortization. DD&A expense decreased 3%, or $0.3 million, for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. A lower depletion rate decreased our depletion expense by $0.5 million. This was partially offset by slightly higher production volumes, which increased our depletion expense by $0.2 million. The depletion rate was $11.03 per Boe and $11.58 per Boe for the three months ended June 30, 2021 and the three months ended March 31, 2021, respectively. The decrease in the depletion rate was primarily a result of an 8% increase of our total proved reserves for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 as a result of higher SEC pricing.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) was unchanged for the three months ended June 30, 2021, compared to the three months ended March 31, 2021.

Share-based compensation expense for the three months ended June 30, 2021 was $2.6 million, net of $0.6 million of share-based compensation cost capitalized to unevaluated property and $1.3 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the three months ended March 31, 2021 was $2.3 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property and $0.7 million of share-based compensation cost capitalized to evaluated property. The sequential increase in share-based compensation expense of $0.3 million was primarily due to additional grants of PSUs that were granted during the three months ended June 30, 2021. See table below for additional details.

	Three Months Ended
(In thousands)	June 30, 2021	March 31, 2021	Variance
Incentive Units	$178	$178	$—
RSAs	163	134	29
RSUs	2,534	2,542	(8)
PSUs	1,534	1,079	455
Capitalized share-based compensation	(1,854)	(1,633)	(221)
Total share-based compensation expense	$2,555	$2,300	$255

Interest expense, net. Interest expense, net increased $0.1 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021, primarily due to the sequential increase of our weighted average debt outstanding from $23.9 million to $37.8 million as shown in the table below.

	Three Months Ended
(In thousands, except for interest rate)	June 30, 2021	March 31, 2021	Variance
Interest expense - revolving credit facility	$190	$113	$77
Commitment fees	127	104	23
Amortization of loan closing costs	82	58	24
Interest income	(12)	(8)	(4)
Total interest expense, net	$387	$267	$120

Total weighted average interest rate	1.98%	1.90%

Total weighted average debt balance	$37,802	$23,911

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,
(Dollars in thousands, except for realized prices and unit expenses)	2021	2020	Variance
Production:
Oil (MBbls)	834	921	(87)	(9)%
Natural gas (MMcf)	2,916	2,986	(70)	(2)%
NGLs (MBbls)	301	333	(32)	(10)%
Equivalents (MBoe)	1,621	1,752	(131)	(7)%
Equivalents per day (Boe/d)	8,959	9,628	(669)	(7)%
Revenues:
Oil sales	$49,542	$33,353	$16,189	49%
Natural gas sales	12,141	4,346	7,795	179%
NGL sales	7,498	3,218	4,280	133%
Total mineral and royalty revenue	$69,181	$40,917	$28,264	69%
Lease bonus and other revenue	2,403	3,968	(1,565)	(39)%
Total revenues	$71,584	$44,885	$26,699	59%
Realized prices
Oil ($/Bbl)	$59.39	$36.20	$23.19	64%
Natural gas ($/Mcf)	4.16	1.46	2.70	185%
NGLs ($/Bbl)	24.88	9.66	15.22	158%
Equivalents ($/Boe)	$42.66	$23.35	$19.31	83%
Operating expenses:
Gathering, transportation and marketing	$3,326	$3,404	$(78)	(2)%
Severance and ad valorem taxes	4,133	2,786	1,347	48%
Depreciation, depletion, and amortization	18,447	24,026	(5,579)	(23)%
General and administrative (before share-based compensation)	6,284	7,664	(1,380)	(18)%
Total operating expenses (before share-based compensation)	$32,190	$37,880	$(5,690)	(15)%
Share-based compensation	4,855	3,736	1,119	30%
Total operating expenses	$37,045	$41,616	$(4,571)	(11)%
Other expenses:
Interest expense, net	$654	$577	$77	13%
Total other expenses	$654	$577	$77	13%

	Six Months Ended June 30,
Unit Expenses ($/Boe)	2021	2020	Variance
Gathering, transportation and marketing	$2.05	$1.94	$0.11	6%
Severance and ad valorem taxes	2.55	1.59	0.96	60%
Depreciation, depletion and amortization	11.38	13.71	(2.33)	(17)%
General and administrative (before share-based compensation)	3.87	4.37	(0.50)	(11)%
General and administrative, share-based compensation	2.99	2.13	0.86	40%
Interest expense, net	0.40	0.33	0.07	21%

Revenues
Total revenues for the six months ended June 30, 2021 increased 59%, or $26.7 million, compared to the six months ended June 30, 2020. The increase was attributable to a $28.3 million increase in mineral and royalty revenues offset by a $1.6 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 83% increase in realized commodity prices, resulting in an increase in royalty revenues of $31.3 million. This was partially offset by a 7% decrease in production volumes to 8,959 Boe/d, resulting in an decrease in revenues of $3.0 million. The decrease in production volumes was primarily due to the reduction in drilling activity which started during the second quarter of 2020 associated with COVID-19 and the OPEC + production dispute as well as Winter Storm Uri's February 2021 production curtailments.
Oil revenues for the six months ended June 30, 2021 increased 49%, or $16.2 million, compared to the six months ended June 30, 2020. The increase in oil revenues was attributable to the 64% increase in realized oil prices to $59.39 per barrel, resulting in an increase in revenues of $19.3 million. This was partially offset by a 9% decrease in oil production volumes to 4,609 barrels per day, resulting in a $3.1 million decrease in oil revenues.
Natural gas revenues for the six months ended June 30, 2021 increased 179%, or $7.8 million, compared to the six months ended June 30, 2020. The increase in natural gas revenues was attributable to the 185% increase in realized natural gas prices to $4.16 per Mcf, resulting in an increase in revenues of $7.9 million. This was partially offset by the 2% decrease in natural gas production volumes to 16,110 Mcf/d, resulting in a $0.1 million decrease in natural gas revenues.
NGL revenues for the six months ended June 30, 2021 increased 133%, or $4.3 million, compared to the six months ended June 30, 2020. The increase in NGL revenues was attributable to the 158% increase in NGL prices to $24.88 per barrel, resulting in an increase in NGL revenues of $4.6 million. This was partially offset by the 10% decrease in NGL volumes to 1,665 barrels per day, resulting in a decrease in revenues of $0.3 million.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The decrease in revenues from lease bonus payments for the six months ended June 30, 2021 is primarily attributable to the $2.0 million decrease in leasing activity in the Permian Basin partially offset by the $0.5 million increase in leasing activity in DJ basin. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the six months ended June 30, 2021, GTM expenses decreased 2% compared to the six months ended June 30, 2020 primarily due to the 7% decrease in production volumes.
Severance and ad valorem taxes. For the six months ended June 30, 2021, severance and ad valorem taxes increased 48% compared to the six months ended June 30, 2020, due to the 69% increase in mineral and royalty revenues which was primarily due to an increase in realized commodity prices of 83%, partially offset by a 7% decrease in production volumes.
Depreciation, depletion and amortization. DD&A expense decreased 23%, or $5.6 million, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. A lower depletion rate decreased our depletion expense by $3.3 million and lower production volumes also decreased our depletion expense by $1.7 million. The depletion rate was $11.30 per Boe and $13.31 per Boe for the six months ended June 30, 2021 and 2020, respectively. The decrease in the depletion rate was primarily a result of the impairment charge of $79.6 million for the year ended December 31, 2020, resulting in lower depletable cost (or amortizable base) in the calculation of the depletion rate for the six months ended June 30, 2021.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 18%, or $1.4 million, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 as a result of the Company's ongoing efforts to reduce its overall general and administrative expenses and the $0.5 million in incremental legal, professional, audit, and tax fees attributable to the Company's June 2020 Secondary Offering.
Share-based compensation expense for the six months ended June 30, 2021 was $4.9 million, net of $1.5 million of share-based compensation cost capitalized to unevaluated property and $2.0 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the six months ended June 30, 2020 was $3.7 million , net of $1.8 million of share-based compensation cost capitalized to unevaluated property and $1.2 million of share-based compensation cost capitalized to evaluated property. The increase in share-based compensation expense of $1.1 million was primarily due to additional grants of RSUs and PSUs that were granted during the six months ended June 30, 2021. See table below for further details.

	Six Months Ended June 30,
(In thousands)	2021	2020	Variance
Incentive Units	$356	$356	$—
RSAs (1)	297	891	(594)
RSUs	5,076	3,434	1,642
PSUs	2,613	2,054	559
Capitalized share-based compensation	(3,487)	(2,998)	(489)
Total share-based compensation expense	$4,855	$3,737	$1,118
(1)During the three months ended June 30, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.
Interest expense, net. Interest expense, net increased $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. See table below for further details.

	Six Months Ended June 30,
(In thousands, except for interest rate)	2021	2020	Variance
Interest expense - revolving credit facility	$302	$—	$302
Commitment fees	231	352	(121)
Amortization of loan closing costs	141	488	(347)
Interest income	(20)	(263)	243
Total interest expense, net	$654	$577	$77

Total weighted average interest rate	1.95%	—%

Total weighted average debt balance	$30,895	$—

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

As of June 30, 2020, Brigham Minerals owned a 69.1% interest in Brigham LLC and the Brigham LLC Unit Holders owned 30.9% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Warburg Pincus LLC, Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 27.5% of the outstanding voting stock of Brigham Minerals as of June 30, 2020.

As of June 30, 2021, Brigham Minerals owned a 79.5% interest in Brigham LLC and the Brigham LLC Unit Holders owned 20.5% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 16.9% of the outstanding voting stock of Brigham Minerals as of June 30, 2021.

The change in ownership interest in Brigham LLC from June 30, 2020 to June 30, 2021 impacts the attribution of net income between Brigham Minerals' shareholders and Brigham LLC Unit Holders. As of February 19, 2021 and thereafter, Brigham LLC Unit Holders' interest is classified as non-controlling interest in the condensed consolidated balance sheets of Brigham Minerals. See "Note 9—Temporary equity and Non-controlling interest" for further details.

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

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the six months ended June 30, 2021, we deployed approximately $39.8 million for acquisition-related capital expenditures, inclusive of a $3.5 million capitalized share-based compensation cost. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2021, we believe that our retained cash flow from operations, lease bonus, portfolio optimization activities and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of June 30, 2021, our liquidity was as follows:

(In millions)
Cash and cash equivalents	$6.4
Revolving credit facility availability	$92.0
Total Liquidity	$98.4

On July 7, 2021, the borrowing base and elected commitments on our revolving credit facility were increased from $135.0 million to $165.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $128.4 million as of June 30, 2021. See "Note 14—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $27.0 million at June 30, 2021, as compared to $22.6 million at December 31, 2020. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $6.4 million and $9.1 million at June 30, 2021 and December 31, 2020, respectively. The decrease in cash and cash equivalents was primarily due to acquisitions made and payment of dividends to our shareholders during the six months ended June 30, 2021. See "Note 4—Acquisitions" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Dividends
The following table sets forth information with respect to cash dividends declared by our Board of Directors during the six months ended June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends paid (in thousands) (1)
February 19, 2021	March 19, 2021	March 26, 2021	$0.26	$11,336
May 4, 2021	May 21, 2021	May 28, 2021	$0.32	$14,201
(1) Dividends paid to holders of Class A common stock.

On August 3, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.35 per share of Class A common stock payable on August 27, 2021, to shareholders of record at the close of business on August 20, 2021. See "Note 14—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$45,131	$38,617
Net cash used in investing activities	(36,358)	(27,476)
Net cash used in financing activities	(11,503)	(45,809)

Analysis of Cash Flow Changes For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas, and NGLs, lease bonus and other revenues and changes in working capital. The increase in net cash provided by operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to the 83% increase in realized commodity prices during the six months ended June 30, 2021, partially offset by the 7% decrease in production volumes and the increases in operating expenses during such period discussed above.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the six months ended June 30, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $36.3 million. For the six months ended June 30, 2020, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $28.8 million, partially offset by sales of mineral and royalty interests totaling $1.6 million. The increase in cash used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily a result of overall market improvements due to gradual lifting of COVID-19 restrictions during the six months ended June 30, 2021. Overall market challenges associated with the COVID-19 pandemic and the decrease in oil prices during the second quarter of 2020 resulted in a decrease in investing activities for the six months ended June 30, 2020. See "Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Environment and COVID-19” for further discussion.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2021 was primarily due to the dividends paid to holders of our Class A common stock of $25.5 million, distributions to holders of non-controlling interest of $7.8 million, partial repayment of our revolving credit facility of $4.0 million and payment of employee tax withholding for settlement of equity compensation awards of $1.1 million. This was partially offset by borrowings under our revolving credit facility of $27.0 million. Net cash used in financing activities for the six months ended June 30, 2020 was primarily due to the dividends paid to holders of our Class A common stock of $25.8 million and distributions to holders of temporary equity of $19.8 million.
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

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually in May and November of each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three and six months ended June 30, 2021 was 1.98% and 1.95%, respectively. As of June 30, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $43.0 million, resulting in $92.0 million available for future borrowings.

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

On July 7, 2021, the borrowing base and elected commitments on our revolving credit facility were increased from $135.0 million to $165.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $128.4 million as of June 30, 2021. See "Note 14—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of June 30, 2021, is provided in the following table.

	By Year:
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations (1) (2)	$—	$—	$—	$43,000	$—	$—	$43,000
Office lease	640	1,310	1,347	1,384	1,419	2,251	8,351
Total	$640	$1,310	$1,347	$44,384	$1,419	$2,251	$51,351
(1) As of June 30, 2021, we had $43.0 million outstanding under our revolving credit facility and $92.0 million of additional borrowing capacity.
(2) Does not include future unutilized fees, amortization of deferred financing costs, interest expense or other fees related to our revolving credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
Critical Accounting Policies and Related Estimates
As of June 30, 2021, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. See "Note 2—Summary of Significant Accounting Policies."
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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018, and as of June 30, 2021, the posted price for oil was $73.52 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise fluctuated and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of June 30, 2021, the Henry Hub spot market price of natural gas was $3.79 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are previously disclosed under "Risk Factors" in our Annual Report.
A $1.00 per barrel change in our realized oil price would have resulted in a $0.8 million change in our oil revenues for the six months ended June 30, 2021. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.3 million change in our natural gas revenues for the six months ended June 30, 2021. A $1.00 per barrel change in NGL prices would have resulted in a $0.3 million change in our NGL revenues for the six months ended June 30, 2021. Total revenues for the six months ended June 30, 2021 was comprised of 69% from oil sales, 17% from natural gas sales, and 11% from NGL sales.
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
Counterparty and Customer Credit Risk
When we enter into them, our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral if they are a party to our revolving credit facility, we do evaluate the credit standing of such counterparties as we deem appropriate.
Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 0.750% to 1.750% and (b) in the case of adjusted LIBOR rate loans, 1.750% to 2.750%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months, for adjusted LIBOR rate loans. Interest on adjusted base rate loans is payable quarterly in arrears, and interest on adjusted LIBOR rate loans is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. The weighted average interest rate for the three and six months ended June 30, 2021 was 1.98% and 1.95%, respectively. As of June 30, 2021, the elected borrowing base on our revolving credit facility was $135.0 million, with outstanding borrowings of $43.0 million, resulting in $92.0 million available for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.1 million for the three months ended June 30, 2021.
Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and

CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2021.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended June 30, 2021.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or programs
4/1/2021 - 4/30/2021	9,024	$15.88	—	—
5/1/2021 - 5/31/2021	—	$—	—	—
6/1/2021 - 6/30/2021	—	$—	—	—
Total	9,024		—	—
(a) Includes 9,024 shares repurchased from certain employees to satisfy tax withholding obligations that arose upon the lapse of restrictions on share-based awards during the three months ended June 30, 2021.

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
10.1
Third Amendment to Credit Agreement, dated as of July 7, 2021, by and among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner. (3)

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
101
The following financial information from this Quarterly Report on Form 10-Q of Brigham Minerals, Inc. for the quarter ended June 30, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
(1)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 22, 2019.
(2)    Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on April 29, 2019.
(3)    Incorporated by reference to the registrant's Current Report on Form 8-K, filed on July 9, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2021	BRIGHAM MINERALS, INC.

		By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

		By:	/s/ Blake C. Williams
Blake C. Williams
Chief Financial Officer