Form 10-Q
period 2021-09-30
Brigham Minerals, Inc.
filed 2021-11-03
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 45,245,341 shares of Class A common stock and 11,541,211 shares of Class B common stock outstanding as of November 1, 2021.

BRIGHAM MINERALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In particular, our statements regarding the ongoing COVID-19 pandemic and its expected impact on our business, financial position, results of operations and cash flows are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (the "SEC").

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

v

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share amounts)	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,294	$9,144
Accounts receivable	28,486	17,632
Prepaid expenses and other	5,447	3,693
Total current assets	48,227	30,469
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	332,165	325,091
Evaluated property	535,795	488,301
Less accumulated depreciation, depletion, and amortization	(220,942)	(189,546)
Total oil and gas properties, net	647,018	623,846
Other property and equipment	5,614	5,587
Less accumulated depreciation	(4,806)	(4,632)
Other property and equipment, net	808	955
Deferred tax asset	23,913	24,920
Other assets, net	801	771
Total assets	$720,767	$680,961

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,034	$7,905
Total current liabilities	9,034	7,905
Long-term bank debt	53,000	20,000
Other non-current liabilities	1,667	1,126
Temporary equity	—	146,280
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 45,681,971 shares issued and 45,245,341 outstanding at September 30, 2021; 400,000,000 authorized, 43,995,124 issued and 43,558,494 outstanding at December 31, 2020	457	440
Class B common stock, $0.01 par value; 150,000,000 authorized, 11,541,211 shares issued and outstanding at September 30, 2021; 150,000,000 authorized, 13,167,687 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	586,148	601,129
Accumulated deficit	(101,617)	(92,392)
Treasury stock, at cost; 436,630 shares at September 30, 2021 and December 31, 2020	(3,527)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	481,461	505,650
Non-controlling interest	175,605	—
Total equity	$657,066	$505,650
Total liabilities and equity	$720,767	$680,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
REVENUES
Mineral and royalty revenues	$40,473	$21,568	$109,654	$62,485
Lease bonus and other revenues	1,491	1,510	3,894	5,478
Total revenues	41,964	23,078	113,548	67,963
OPERATING EXPENSES
Gathering, transportation and marketing	1,641	1,702	4,967	5,106
Severance and ad valorem taxes	2,372	1,393	6,505	4,179
Depreciation, depletion, and amortization	8,682	11,801	27,129	35,827
Impairment of oil and gas properties	—	18,905	—	18,905
General and administrative	5,729	5,162	16,868	16,562
Total operating expenses	18,424	38,963	55,469	80,579
INCOME (LOSS) FROM OPERATIONS	23,540	(15,885)	58,079	(12,616)
Interest expense, net	(451)	(118)	(1,105)	(695)
Other income, net	36	4	51	29
Income (loss) before income taxes	23,125	(15,999)	57,025	(13,282)
Income tax expense (benefit)	4,214	(2,982)	10,717	(2,250)
NET INCOME (LOSS)	$18,911	$(13,017)	$46,308	$(11,032)
Less: net (income) loss attributable to non-controlling interest	(4,698)	3,552	(12,311)	2,223
Net income (loss) attributable to Brigham Minerals, Inc. shareholders	$14,213	$(9,465)	$33,997	$(8,809)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.31	$(0.24)	$0.77	$(0.24)
Diluted	$0.31	$(0.24)	$0.75	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	45,198	40,124	44,216	36,475
Diluted	45,888	40,124	45,056	36,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,720	—	—	—	(1,721)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(480)	—	—	—	—	(480)
Share-based compensation	—	—	—	—	3,933	—	—	—	—	3,933
Restricted stock forfeitures	(4)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(11,788)	—	—	(3,447)	(15,235)
Net income	—	—	—	—	—	8,596	—	—	1,553	10,149
Balance - March 31, 2021	43,666	$441	13,056	$—	$552,008	$(95,584)	437	$(3,527)	$198,881	$652,219
Conversion of shares of Class B Common Stock to Class A Common Stock	1,403	14	(1,403)	—	21,243	—	—	—	(21,257)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	2,666	—	—	—	—	2,666
Share-based compensation	—	—	—	—	4,410	—	—	—	—	4,410
Restricted stock forfeitures	(1)	—	—	—	—	—	—	—	—	—
Shares surrendered for tax withholdings on vested RSAs	(9)	—	—	—	(145)	—	—	—	—	(145)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	75	1	—	—	(1)	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(14,907)	—	—	(4,449)	(19,356)
Net income	—	—	—	—	—	11,188	—	—	4,138	15,326
Balance - June 30, 2021	45,134	$456	11,653	$—	$580,181	$(99,303)	437	$(3,527)	$177,313	$655,120
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,697	—	—	—	(1,698)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(399)	—	—	—	—	(399)
Share-based compensation	—	—	—	—	4,669	—	—	—	—	4,669
Dividends and distributions declared	—	—	—	—	—	(16,527)	—	—	(4,708)	(21,235)
Net income	—	—	—	—	—	14,213	—	—	4,698	18,911
Balance - September 30, 2021	45,246	$457	11,541	$—	$586,148	$(101,617)	437	$(3,527)	$175,605	$657,066

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Equity
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2019	34,041	$340	22,847	$—	$323,578	$(6,599)	—	$—	$317,319
Adjustment of temporary equity to carrying value	—	—	—	—	206,017	—	—	—	206,017
Conversion of shares of Class B Common Stock to Class A Common Stock	140	2	(140)	—	1,524	—	—	—	1,526
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	204	—	—	—	204
Shares surrendered for tax withholdings on vested RSAs	(7)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,402	—	—	—	3,402
Dividends and distributions declared	—	—	—	—	—	(13,541)	—	—	(13,541)
Net income	—	—	—	—	—	4,706	—	—	4,706
Balance - March 31, 2020	34,174	$342	22,707	$—	$534,725	$(15,434)	—	$—	$519,633
Adjustment of temporary equity to redemption value	—	—	—	—	(37,445)	—	—	—	(37,445)
Conversion of shares of Class B Common Stock to Class A Common Stock	5,094	51	(5,094)	—	51,518	—	—	—	51,569
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(780)	—	—	—	(780)
Shares surrendered for tax withholdings on vested RSAs	(11)	—	—	—	(185)	—	—	—	(185)
Share-based compensation	50	—	—	—	3,332	—	—	—	3,332
Restricted stock forfeitures	(9)	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(13,272)	—	—	(13,272)
Net loss	—	—	—	—	—	(4,050)	—	—	(4,050)
Balance - June 30, 2020	39,298	$393	17,613	$—	$551,165	$(32,756)	—	$—	$518,802
Adjustment of temporary equity to carrying value	—	—	—	—	37,445	—	—	—	37,445
Conversion of shares of Class B Common Stock to Class A Common Stock	4,445	45	(4,445)	—	44,351	—	—	—	44,396
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(2,845)	—	—	—	(2,845)
Purchase of treasury stock	(437)	—	—	—	—	—	437	(3,527)	(3,527)
Share-based compensation	10	—	—	—	3,518	—	—	—	3,518
Dividends and distributions declared	—	—	—	—	—	(5,790)	—	—	(5,790)
Net loss	—	—	—	—	—	(9,465)	—	—	(9,465)
Balance - September 30, 2020	43,316	$438	13,168	$—	$633,634	$(48,011)	437	$(3,527)	$582,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46,308	$(11,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	27,129	35,827
Impairment of oil and gas properties	—	18,905
Share-based compensation expense	7,537	5,692
Amortization of debt issuance costs	217	545
Deferred income tax expense (benefit)	2,794	(1,351)
Bad debt expense	144	299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,999)	10,312
Increase in other current assets	(1,753)	(776)
Decrease in other deferred charges	—	45
Increase (decrease) in accounts payable and accrued liabilities	968	(4,269)
Increase (decrease) in other long-term liabilities	20	(465)
Net cash provided by operating activities	$72,365	$53,732
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(49,203)	(45,996)
Additions to other fixed assets	(28)	(340)
Proceeds from sale of oil and gas properties, net	4,441	1,565
Net cash used in investing activities	$(44,790)	$(44,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(4,000)	—
Borrowing of long-term debt	37,000	5,000
Purchase of treasury stock	—	(3,527)
Dividends paid	(41,374)	(31,340)
Distribution to holders of non-controlling interest	(12,668)	(21,504)
Debt issuance costs	(247)	(203)
Payment of employee tax withholding for settlement of equity compensation awards	(1,136)	—
Net cash used in financing activities	$(22,425)	$(51,574)
Increase (decrease) in cash and cash equivalents and restricted cash	5,150	(42,613)
Cash and cash equivalents and restricted cash, beginning of period	9,144	51,133
Cash and cash equivalents and restricted cash, end of period	$14,294	$8,520

Supplemental disclosure of noncash activity:
Accrued capital expenditures	$36	$163
Capitalized share-based compensation cost	$5,475	$4,560
Temporary equity cumulative adjustment to redemption value	$54,294	$(206,017)
Supplemental cash flow information:
Cash payments for loan commitment fees and interest	$(898)	$(570)
Tax (payment) /refund received	$(6,481)	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, "Brigham Minerals," “we," "us," "our," or the "Company"), a Delaware corporation, is a holding company whose sole material asset consists of a 79.7% interest in Brigham Minerals Holdings, LLC (“Brigham LLC”), which indirectly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”). The Minerals Subsidiaries acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States.

Our portfolio is comprised of mineral and royalty interests across six of the most highly economic, liquids-rich resource plays in the continental United States, including the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota. Our highly technical approach towards mineral acquisitions in the geologic core of top-tier resource plays has purposefully led to a concentrated portfolio covering 35 of the most highly active counties for horizontal drilling in the continental United States.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2021 (the "Annual Report"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Minerals' audited consolidated and combined financial statements and notes for the year ended December 31, 2020, presented in the Annual Report. There have been no changes in such policies or the application of such policies during the three and nine months ended September 30, 2021, except for under the heading "—Non-Controlling Interest" below.

Non-Controlling Interest

As of February 19, 2021 and thereafter, the holders of Class B common stock no longer control a majority of the votes of the Company's board of directors (the "Board of Directors") through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon each holder of Brigham LLC Unit's (each a "Brigham LLC Unit Holder") exercise of its Redemption Right (as hereinafter defined). As such, at September 30, 2021, Brigham Minerals accounts for Brigham LLC Unit Holders' 20.3% interest in Brigham LLC not owned by Brigham Minerals as non-controlling interest. For further discussion, see “Note 9—Temporary equity and Non-controlling interest.”

Accounts Receivable

Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered. We calculate bad debt expense using the allowance method. We recorded bad debt expense of $0.1 million for the three and nine months ended September 30, 2021, which was included in general and administrative expenses. We did not record bad debt expense for the three months ended September 30, 2020 and recorded $0.3 million for the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, accounts receivable was comprised of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable
Oil and gas sales	$27,947	$17,413
Reserve for bad debt	(762)	(855)
Other	1,301	1,074
Total accounts receivable	$28,486	$17,632

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer (Operator) Name	2021	2020	2021	2020
Exxon Mobil Corp	12%	10%	14%	9%
Continental Resources Inc.	11%	12%	11%	9%
Occidental Petroleum Corp	10%	11%	11%	13%
Royal Dutch Shell PLC	6%	9%	8%	13%

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the three and nine months ended September 30, 2021, we received revenues from over 140 operators with approximately 66% of revenues coming from the top ten operators on our properties. For the three and nine months ended September 30, 2020, we received revenues from over 150 operators with approximately 63% of revenues coming from the top ten operators on our properties.

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

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02 Leases (Topic 842), which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU will replace most existing lease guidance in GAAP when it becomes effective. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The new standard becomes effective for us during the fiscal year ending December 31, 2021 and we will use January 1, 2021, the beginning of the period of adoption, as the date of initial application.

We will adopt ASU 2016-02 using a modified retrospective approach and will recognize a right-of-use ("ROU") asset and lease liability on the date of initial application. We are applying the following practical expedients as provided in the standards update:

•an accounting policy election to not apply the recognition requirements in the new standards update to short-term leases (a lease that at commencement date has a lease term of twelve months or less) and not to separate non-lease components from lease components for all asset classes; and
•a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs prior to January 1, 2021; and
•a practical expedient to not reassess certain land easements in existence prior to January 1, 2021.

We have determined that the extent of the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2021 was immaterial and we expect to record a ROU asset and a corresponding lease liability of approximately $8.0 million in the condensed consolidated balance sheets at the date of adoption.

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3.Oil and Gas Properties
Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $3.1 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and $8.8 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties as of the dates shown consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$332,165	$325,091
Evaluated property	535,795	488,301
Total oil and gas properties, at cost	867,960	813,392
Less accumulated depreciation, depletion, and amortization	(220,942)	(189,546)
Total oil and gas properties, net	$647,018	$623,846

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $8.6 million and $11.6 million for the three months ended September 30, 2021 and 2020, respectively, and $27.0 million and $35.0 million for the nine months ended September 30, 2021 and 2020, respectively. Average depletion of proved properties was $10.34 per Boe and $13.58 per Boe for the three months ended September 30, 2021 and 2020, respectively, and $10.98 and $13.40 for the nine months ended September 30, 2021 and 2020, respectively.
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. At September 30, 2021 and September 30, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $57.69 and $43.55, respectively, per barrel of oil, and $3.00 and $1.98, respectively, per MMBtu of natural gas. There were no impairment charges during the three and nine months ended September 30, 2021. At September 30, 2020, the net book value of oil and natural gas properties exceeded the ceiling limitation resulting in an impairment charge of $18.9 million to oil and gas properties, net during the three and nine months ended September 30, 2020.
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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Divestitures
During the nine months ended September 30, 2021 and 2020, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below. The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that for the nine months ended September 30, 2021 were funded with our retained operating cash flow, proceeds from asset sales and our revolving credit facility (as hereinafter defined). The changes in the oil and natural gas property balance for the nine months ended September 30, 2020 were partially funded with proceeds from the December 2019 Offering as well as our retained cash flow and our revolving credit facility.
During the three and nine months ended September 30, 2021, Brigham Minerals divested certain non-core, undeveloped acreage in Oklahoma and received cash of $4.4 million.

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2021	$9,073	$12,776	$21,849
Quarter Ended June 30, 2021	$8,842	$5,594	$14,436
Quarter Ended September 30, 2021	$2,732	$10,077	$12,809
	$20,647	$28,447	$49,094

	Oil and Gas Properties Acquired		Cash Consideration Paid
(In thousands)	Evaluated	Unevaluated
Quarter Ended March 31, 2020	$9,471	$15,947	$25,418
Quarter Ended June 30, 2020	$805	$2,493	$3,298
Quarter Ended September 30, 2020	$6,881	$10,499	$17,380
Total	$17,157	$28,939	$46,096

5. Revenue From Contracts With Customers

Contract Balances
Oil, natural gas and NGL sales revenues are recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. Lease bonus and other revenues are recognized when the lease agreement has been executed, payment has been received, and the Company has no further obligation to refund the payment. All of the Company's oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company's contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of September 30, 2021, accounts receivable from oil and gas sales of $27.9 million represent rights to payment for which Brigham Minerals has satisfied its obligations under contracts with customers.

Prior-period performance obligations
Given we do not operate our properties, Brigham Minerals has limited visibility into the timing of when new wells start producing and is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The amount of production delivered to the purchaser is estimated on the basis of state-reported production data or production statements from operators. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and nine months ended September 30, 2021 and 2020, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

Allocation of transaction price to remaining performance obligations

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020.
Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the nine months ended September 30, 2021 and September 30, 2020.
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

7. Long-Term Debt

Revolving Credit Facility

On May 16, 2019, Brigham Resources, LLC, a wholly-owned subsidiary of Brigham LLC ("Brigham Resources"), entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (the "Administrative Agent") for the various lenders from time to time party thereto, providing for a revolving credit facility (our "revolving credit facility"). Our revolving credit

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

facility is guaranteed by Brigham Resources’ domestic subsidiaries and is collateralized by a lien on a substantial portion of Brigham Resources and its domestic subsidiaries’ assets, including a substantial portion of their respective royalty and mineral properties.
On July 7, 2021, Brigham Resources entered into the Third Amendment to the credit agreement (the "Third Amendment"). The Third Amendment, among other things, evidenced an increase of the borrowing base and elected commitments under the prior credit agreement from $135.0 million to $165.0 million and the addition of leverage (maximum 3.00x) and liquidity (minimum 10% of total net revolving commitments) conditions to Brigham Resources’ ability to pay dividends or distributions (other than permitted tax distributions) to the owners of its equity interests.
Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three and nine months ended September 30, 2021 was 2.36% and 2.13%, respectively. As of September 30, 2021, the elected borrowing base on our revolving credit facility was $165.0 million, with outstanding borrowings of $53.0 million, resulting in $112.0 million available for future borrowings.
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.000% to 2.000% and (b) in the case of adjusted LIBOR rate loans, 2.000% to 3.000%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.
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
Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject only to no default or borrowing base deficiency) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. As of September 30, 2021, we were in compliance with all covenants in accordance with our revolving credit facility.
Associated with the Company's Fall 2021 semi-annual borrowing base redetermination under its revolving credit facility, the Company estimates the borrowing base will be increased. See "Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial and Operational Overview” for further discussion.

8. Equity

Class A Common Stock

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brigham Minerals had approximately 45.2 million shares of its Class A common stock outstanding as of September 30, 2021. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the shareholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities.

Class B Common Stock

Brigham Minerals had approximately 11.5 million shares of its Class B common stock outstanding as of September 30, 2021. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ shareholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Treasury Stock

As of September 30, 2021, there were 436,630 shares of Class A common stock held in treasury.

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

For the three months ended September 30, 2021 the Incentive Units and shares of Class B common stock were not recognized in dilutive EPS calculations as the effects would have been antidilutive. For the nine months ended September 30, 2021 the Incentive Units, shares of Class B common stock and RSAs were not recognized in dilutive EPS calculations as the effect would have been antidilutive. For the three and nine months ended September 30, 2020, the Incentive Units, RSUs, RSAs and shares of Class B common stock were not recognized in dilutive EPS calculations as the effect would have been antidilutive. As of September 30, 2020, there were 1,187,811 shares related to PSUs (based on target), that could vest in the future dependent on predetermined market condition. These units were not included in the computation of EPS for the three and nine months ended September 30, 2020, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

The following table reflects the allocation of net income to common shareholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Basic EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. shareholders	$14,213	$(9,465)	$33,997	$(8,809)
Denominator:
Basic weighted average shares outstanding	45,198	40,124	44,216	36,475
Basic EPS attributable to Brigham Minerals, Inc. shareholders	$0.31	$(0.24)	$0.77	$(0.24)

Diluted EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. shareholders	$14,213	$(9,465)	$33,997	$(8,809)
Effects of dilutive securities	—	—	—	—
Diluted net income (loss) attributable to Brigham Minerals, Inc. shareholders	$14,213	$(9,465)	$33,997	$(8,809)
Denominator:
Basic weighted average shares outstanding	45,198	40,124	44,216	36,475
Effects of dilutive securities:
Unvested Equity Awards	690	—	840	—
Diluted weighted average shares outstanding	45,888	40,124	45,056	36,475

Diluted EPS attributable to Brigham Minerals, Inc. shareholders	$0.31	$(0.24)	$0.75	$(0.24)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Non-controlling Interest

Non-controlling interest represents the 20.3% interest in the units of Brigham LLC not owned by Brigham Minerals, as of September 30, 2021. Class B common stock is classified as non-controlling interest in the condensed consolidated balance sheet as of February 19, 2021 and thereafter.

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

Non-controlling interest is recorded at its carrying value. For the period from February 19, 2021 to September 30, 2021, the Company recorded adjustments to the value of non-controlling interest as presented in the table below:

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Non-controlling interest
Balance - February 19, 2021	$—
Reclassification from temporary equity (1)	202,496
Conversion of Class B common stock to Class A common stock	(1,721)
Net income attributable to non-controlling interest (2)	1,553
Distribution to holders of non-controlling interest declared	(3,447)
Balance - March 31, 2021	$198,881
Conversion of Class B common stock to Class A common stock	(21,257)
Net income attributable to non-controlling interest	4,138
Distribution to holders of non-controlling interest declared	(4,449)
Balance - June 30, 2021	$177,313
Conversion of Class B common stock to Class A common stock	(1,698)
Net income attributable to non-controlling interest	4,698
Distribution to holders of non-controlling interest declared	(4,708)
Balance - September 30, 2021	$175,605
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

10. Share-Based Compensation

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At September 30, 2021, 2,521,992 shares of Class A common stock remained available for future grants. Currently, all RSAs, RSUs and PSUs granted under the LTIP are entitled to receive dividends (in the case of RSAs) or have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such dividends and DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSAs, RSUs, and PSUs. Dividends and DERs are accumulated and paid when the underlying shares vest. The fair value of the RSA awards granted with the right to receive dividends and RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.

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

The following table summarizes activity related to RSAs for the nine months ended September 30, 2021.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2021	68,293	$21.25
Vested	(31,882)	$21.25
Forfeited	(5,978)	$21.25
Unvested at September 30, 2021	30,433	$21.25

The Company has granted RSUs to certain employees and directors, which represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs issued to employees generally vest in one-third increments over a three-year period and RSUs issued to directors vest in one year from the date of grant. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation cost of such RSUs was determined using the closing price on the applicable date of grant, which is then applied to the total number of RSUs granted. During the nine months ended September 30, 2021, the Company granted 583,998 RSUs. The share-based compensation expense of such RSUs was determined using the weighted-average grant date fair value of $16.31.

The following table summarizes activity related to RSUs for the nine months ended September 30, 2021.

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	562,871	$17.81
Granted	583,998	$16.31
Vested	(75,499)	$12.94
Forfeited	(14,316)	$18.49
Unvested at September 30, 2021	1,057,054	$17.32

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

The following table summarizes activity related to PSUs for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company granted 472,377 PSUs. The share-based compensation expense of such PSUs was determined using the valuation date of May 17, 2021, the date of grant, with a fair value of $17.02. In addition, no PSUs became vested or were forfeited during the nine months ended September 30, 2021:

	Performance-Based Restricted Stock Units
	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2021	1,187,811	$10.07
Granted	472,377	$17.02
Unvested at September 30, 2021	1,660,188	$12.05

Share-Based Compensation Expense

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated statements of operations included within this Quarterly Report. Share-based compensation expense recorded for each type of share-based compensation award for the three and nine months ended September 30, 2021 and 2020 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Incentive Units (1)	$178	$178	$534	$534
RSAs (1) (4)	163	186	460	1,076
RSUs (1)	2,525	2,052	7,602	5,486
PSUs (2)	1,803	1,102	4,416	3,156
Capitalized share-based compensation (3)	(1,987)	(1,562)	(5,475)	(4,560)
Total share-based compensation expense	$2,682	$1,956	$7,537	$5,692
(1)Share-based compensation expense relating to Incentive Units, RSAs and RSUs with ratable vesting is recognized on a straight-line basis over the requisite service period for the entire award.
(2)Share-based compensation expense relating to PSUs with cliff-vesting is recognized on a straight-line basis over the performance period for the entire award.
(3)During the three and nine months ended September 30, 2021, Brigham Minerals capitalized $1.5 million and $3.0 million, respectively, of share-based compensation cost to unevaluated property and $0.5 million and $2.5 million, respectively, of share-based compensation cost to evaluated property. During the three and nine months ended September 30, 2020, Brigham Minerals capitalized $0.8 million and $2.6 million, respectively, of share-based compensation cost to unevaluated property and $0.7 million and $1.9 million, respectively, of share-based compensation cost to evaluated property.
(4)During the nine months ended September 30, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at September 30, 2021, a portion of which will be capitalized:

	Incentive Units	RSAs	RSUs	PSUs	Total
Year	(In thousands)
2021	$178	$163	$2,526	$1,875	$4,742
2022	534	200	5,815	4,029	10,578
2023	—	—	2,822	3,063	5,885
Total	$712	$363	$11,163	$8,967	$21,205

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

Income tax expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for tax rate)	2021	2020	2021	2020
Income tax expense (benefit)	$4,214	$(2,982)	$10,717	$(2,250)
Effective tax rate	18.2%	18.6%	18.8%	16.9%

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total income tax expense for the three and nine months ended September 30, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of non-controlling interest, state taxes (net of the anticipated federal benefit), share-based compensation expense, and percentage depletion in excess of basis. The effective tax rate for the three and nine months ended September 30, 2021 reflects Brigham Minerals’ ownership interest in Brigham LLC of 79.7%. The effective tax rate for the three and nine months ended September 30, 2020 reflects the Company’s 76.7% ownership interest in Brigham LLC as a result of the IPO, the December 2019 Offering, the June 2020 Secondary Offering, September 2020 Secondary Offering and certain redemptions of Brigham LLC Units for shares of Class A common stock (and the cancellation of the corresponding number of shares of Class B common stock) completed subsequent to the IPO and prior to September 30, 2020.

12. Commitments and Contingencies

Commitments

Brigham Minerals leases office space under operating leases. Rent expense for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.3 million, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. Future minimum lease commitments under non-cancelable operating leases at September 30, 2021 are presented below:

(In thousands)	Commitment
Year
2021 (remainder of)	$321
2022	1,310
2023	1,347
2024	1,384
2025	1,419
Thereafter	2,251
Total	$8,032

Contingencies
Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at September 30, 2021 and December 31, 2020.

13. COVID-19 Pandemic

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, with the gradual easing of COVID-19 lockdown restrictions globally, primarily due to the increase in accessibility of vaccines, stability in the markets and demand for the commodities produced by the oil and natural gas industry have continued to improve. In addition, commodity prices for the first nine months of 2021 have improved substantially from historic lows in 2020 and the current outlook on commodity prices is generally favorable, especially in light of current supply constraints. However, the duration of COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.

14. Subsequent Events

On October 29, 2021, Brigham Minerals divested certain undeveloped assets in the Anadarko Basin and received cash of approximately $9.2 million.

On November 2, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.40 per share of Class A common stock payable on December 1, 2021, to shareholders of record at the close of business on November 24, 2021.

As of September 30, 2021, the borrowing base on our revolving credit facility was $165.0 million with outstanding borrowings of $53.0 million. Associated with the Company's Fall 2021 semi-annual borrowing base redetermination under its revolving credit facility, the Company estimates the borrowing base will be increased. See "Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial and Operational Overview” for further discussion.

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

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved, probable and possible reserves, mineral acquisition capital, economic and competitive conditions, including those resulting from the ongoing COVID-19 pandemic, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our shareholders through (i) the organic growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of September 30, 2021, we owned 85,575 net royalty acres across 35 counties within the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial and Operational Overview:
•Our production volumes of 9,068 Boe/d (70% liquids, 49% oil) for the three months ended September 30, 2021 increased 1% compared to the three months ended June 30, 2021 and decreased 6% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
•Our royalty revenues comprised of crude oil, natural gas and NGL sales for the three months ended September 30, 2021 increased 9% to $40.5 million compared to the three months ended June 30, 2021 due to a 7% increase in realized commodity pricing and 1% higher production volumes and increased 75% for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an 86% increase in realized commodity pricing partially offset by the 6% decrease in production volumes.
•Our net income for the three months ended September 30, 2021 was $18.9 million compared to a net income of $15.3 million for the three months ended June 30, 2021. Our net income for the nine months ended September 30, 2021 was $46.3 million compared to a net loss of $11.0 million for the nine months ended September 30, 2020, inclusive of an after-tax impairment expense to oil and gas properties of $15.5 million.
•Adjusted Net Income for the three months ended September 30, 2021 increased 23% to $18.9 million compared to an Adjusted Net Income of $15.3 million for the three months ended June 30, 2021. Adjusted Net Income for the nine months ended September 30, 2021 increased 944% to $46.3 million compared to an Adjusted Net Income of $4.4 million for the nine months ended September 30, 2020. Adjusted Net Income is a non-GAAP financial measure. For a definition of Adjusted Net Income and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•Adjusted EBITDA and Adjusted EBITDA ex lease bonus for the three months ended September 30, 2021 were $34.9 million and $33.4 million, respectively, and increased 13% and 11%, respectively, as compared to the three months ended June 30, 2021. Adjusted EBITDA and Adjusted EBITDA ex lease bonus for the nine months ended September 30, 2021 were $92.7 million and $88.9 million, respectively, and increased 94% and 110%, respectively, as compared to the nine months ended September 30, 2020. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•On November 2, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.40 per share of Class A common stock payable on December 1, 2021 to shareholders of record at the close of business on November 24, 2021.
•As of September 30, 2021, Brigham Minerals had a cash balance of $14.3 million and $112.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $126.3 million. Associated with the Company's Fall 2021 semi-annual borrowing base redetermination under its revolving credit facility, the Company estimates the borrowing base will increase to $205.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $166.3 million as of September 30, 2021.
Market Environment and COVID-19
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, with the gradual easing of COVID-19 lockdown restrictions globally, primarily due to the increase in accessibility of vaccines, stability in the markets and demand for the commodities produced by the oil and natural gas industry have continued to improve. In addition, commodity prices for the first nine months of 2021 have improved substantially from historic lows in 2020 and the current outlook on commodity prices is generally favorable, especially in light of current supply constraints. However, the duration of COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.

In connection with the previously mentioned COVID-19 pandemic and resulting market and commodity price challenges experienced during 2020, we saw reduced levels of potential acquisition opportunities. With an improvement in commodity prices in the second half of 2020 and the first nine months of 2021, along with our financial strength, we believe we are well positioned to capture attractive opportunities that will generate shareholder value. Given that our capital allocation is within our control, we believe that the liquidity provided by our cash flow from operations, proceeds from portfolio rationalizations and borrowings under our revolving credit facility will provide us with sufficient capital to execute our current strategy.

Operational Update

Mineral and Royalty Interest Ownership Update

During the third quarter 2021, the Company completed nine transactions, acquiring approximately 415 net royalty acres (standardized to a 1/8th royalty interest) and deploying $12.8 million in capital, primarily in the Permian Basin. As of September 30, 2021, the Company owned roughly 85,575 net royalty acres, encompassing 12,955 gross (109.5 net) undeveloped horizontal locations, across 35 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota. The Company also divested 3,410 net royalty acres in the Anadarko basin generating $4.4 million in cash proceeds.

The table below summarizes the Company’s mineral and royalty interest ownership at the dates indicated.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
September 30, 2021	29,635	6,105	11,415	10,220	16,345	8,045	3,810	85,575
June 30, 2021	29,270	6,105	11,415	10,650	16,345	7,995	6,790	88,570
Acres Added (Divested and Revised) Q/Q	365	—	—	(430)	—	50	(2,980)	(2,995)
% Change Q/Q	1%	—%	—%	(4)%	—%	1%	(44)%	(3)%

Operating Activity Update

DUC Conversions

The Company identified approximately 181 gross (0.8 net) DUCs converted to production during the third quarter 2021, which represented 25% of its gross DUCs (16% of net) in inventory as of second quarter 2021. Third quarter 2021 gross DUC and PDP conversion waterfalls are summarized in the charts below:

Drilling Activity
During the third quarter 2021, the Company identified 169 gross (1.7 net) wells spud on its mineral position, which represents a 31% increase in net well drilling activity relative to second quarter 2021. Brigham’s gross and net wells spud activity per quarter is summarized in the chart below:

DUC and Permit Inventory
Brigham Minerals ended the third quarter 2021 with 6.0 net DUCs and 4.2 net permits versus 5.0 net DUCs and 4.1 net permits as of second quarter 2021, representing a 20% sequential increase in total net DUCs. The sequential DUC inventory increase was largely driven by an increase in net Permian DUCs. Brigham Minerals ended the third quarter 2021 with 4.3 net Permian DUCs up from 3.3 net Permian DUCs as of second quarter 2021. Brigham Minerals' gross and net DUC and permit inventory as of September 30, 2021 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	200	203	32	15	127	139	19	735
Permits	310	66	2	3	144	262	8	795
Net Inventory
DUCs	2.2	2.1	0.2	0.1	1.1	0.2	0.1	6.0
Permits	2.2	0.2	—	—	1.1	0.6	—	4.2
(1)    Individual amounts may not total due to rounding.

Regulatory Update
Muscogee (Creek) Nation Reservation
On July 9, 2020, the U.S. Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Although the Court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations in Oklahoma that may similarly be found to not have been disestablished. State district courts in Oklahoma, applying the analysis in U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation, have ruled that the Cherokee, Chickasaw, Seminole, Quapaw and Choctaw reservations likewise have not been disestablished. Other nations, such as the Osage Nation, have also sought to have findings of disestablishment overturned. While we cannot predict the full extent to which civil jurisdiction may be affected, the ruling could adversely affect title to our mineral interests, to the extent they are found to be located within reservation areas, and significantly impact laws and regulations to which we and our operators and interests are subject in Oklahoma, such as taxation, environmental regulation, and the permitting and siting of energy assets.
On October 1, 2020, the Environmental Protection Agency (the "EPA") granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to many areas of Indian Country within Oklahoma, effectively extending Oklahoma’s authority for existing EPA-approved regulatory programs to lands within Oklahoma previously under the jurisdiction of the State before the U.S. Supreme Court’s ruling in McGirt. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval, and it is possible that the EPA’s approval under the SAFETE Act could be challenged. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from the EPA.
Separately, in 2021, the U.S. Department of the Interior subsequently used the ruling in McGirt to find that Oklahoma could not keep jurisdiction over surface coal mining on the Muscogee (Creek) Nation’s lands. The State of Oklahoma has petitioned the U.S. Supreme Court to overturn this determination and find that McGirt either is limited to federal criminal matters or was incorrectly decided. Several other suits have been filed in state and federal courts regarding the appropriate scope of McGirt, including a stayed proceeding before the Oklahoma Supreme Court regarding the Oklahoma Corporation Commission’s authority to issue drilling permits on the Muscogee (Creek) reservation. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved. We will continue to monitor developments concerning these matters.

How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:

•volumes of oil, natural gas and NGLs produced;
•number of rigs on location, permits, spuds, completions and wells turned-in-line;
•commodity prices; and
•Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus.
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of September 30, 2021, the posted price for oil was $75.22 per barrel and the Henry Hub spot market price of natural gas was $5.58 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically as well as the amount of capital they are willing to spend.
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
Oil and gas properties
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of September 30, 2021 and September 30, 2020, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $57.69 and $43.55, respectively, per barrel for oil, and $3.00 and $1.98, respectively, per MMBtu for natural gas. There were no impairment charges during the three and nine months ended September 30, 2021. At September 30, 2020, the net book value of oil and natural gas properties exceeded the ceiling limitation resulting in an impairment charge of $18.9 million to oil and gas properties, net during the three and nine months ended September 30, 2020.
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
Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of September 30, 2021 and December 31, 2020.
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus to Net Income (Loss):
Net Income (Loss)	$18,911	$15,326	$46,308	$(11,032)
Add:
Impairment of oil and gas properties, after tax (1)	—	—	—	15,468
Adjusted Net Income	$18,911	$15,326	$46,308	$4,436
Add:
Depreciation, depletion, and amortization	8,682	9,080	27,129	35,827
Share-based compensation expense	2,682	2,555	7,537	5,692
Interest expense	451	387	1,105	695
Income tax expense	4,214	3,430	10,717	1,187
Less:
Other income, net	36	2	51	29
Adjusted EBITDA	$34,904	$30,776	$92,745	$47,808
Less:
Lease bonus and other revenues	1,491	806	3,894	5,478
Adjusted EBITDA ex lease bonus	$33,413	$29,970	$88,851	$42,330
(1) Tax effect of $3.4 million tax benefit for the nine months ended September 30, 2020.

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
The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Royalty revenues
Oil sales	68%	71%	69%	74%
Natural gas sales	17%	18%	17%	10%
NGL sales	11%	9%	11%	8%
Total royalty revenue	96%	98%	97%	92%
Lease bonus and other revenues	4%	2%	3%	8%
Total revenues	100%	100%	100%	100%
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

Income Tax Expense
Brigham Minerals is subject to U.S. federal and state income taxes as a corporation. Texas imposes a franchise tax (commonly referred to as the Texas margin tax) at a rate of up to 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A portion of our mineral and royalty interests are located in Texas basins.

Results of Operations
On November 19, 2020, the SEC adopted amendments to modernize and simplify Regulation S-K, including its Management’s Discussion and Analysis and certain financial disclosure requirements. Specifically, the final rule gives registrants the option to disclose their results of operations of the most recently completed fiscal quarter compared to the immediately preceding fiscal quarter rather than compared to the corresponding fiscal quarter of the prior year. We believe that a comparison of the results of operations of the most recently completed fiscal quarter to the immediately preceding fiscal quarter is more meaningful and useful to investors than comparing the most recently completed fiscal quarter to the corresponding fiscal quarter of the prior year, and we voluntary complied with the amendments beginning in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. As a result of our voluntary compliance, we are presenting a comparison of the results of operations of the three months ended September 30, 2021 to the three months ended June 30, 2021 and of the nine months ended September 30, 2021 to the nine months ended September 30, 2020.
Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended
(Dollars in thousands, except for realized prices and unit expenses)	September 30, 2021	June 30, 2021	Variance
Production:
Oil (MBbls)	411	424	(13)	(3)%
Natural gas (MMcf)	1,525	1,465	60	4%
NGLs (MBbls)	170	150	20	13%
Equivalents (MBoe)	835	818	17	2%
Equivalents per day (Boe/d)	9,068	8,988	80	1%
Revenues:
Oil sales	$28,480	$26,729	$1,751	7%
Natural gas sales	7,309	6,704	605	9%
NGL sales	4,684	3,572	1,112	31%
Total mineral and royalty revenue	$40,473	$37,005	$3,468	9%
Lease bonus and other revenue	1,491	806	685	85%
Total revenues	$41,964	$37,811	$4,153	11%
Realized prices
Oil ($/Bbl)	$69.37	$63.11	$6.26	10%
Natural gas ($/Mcf)	4.79	4.58	0.21	5%
NGLs ($/Bbl)	27.64	23.77	3.87	16%
Equivalents ($/Boe)	$48.51	$45.24	$3.27	7%
Operating expenses:
Gathering, transportation and marketing	$1,641	$1,593	$48	3%
Severance and ad valorem taxes	2,372	2,300	72	3%
Depreciation, depletion, and amortization	8,682	9,080	(398)	(4)%
General and administrative (before share-based compensation)	3,047	3,142	(95)	(3)%
Total operating expenses (before share-based compensation)	$15,742	$16,115	$(373)	(2)%
Share-based compensation	2,682	2,555	127	5%
Total operating expenses	$18,424	$18,670	$(246)	(1)%
Other expenses:
Interest expense, net	$451	$387	$64	17%
Total other expenses	$451	$387	$64	17%

	Three Months Ended
Unit Expenses ($/Boe)	September 30, 2021	June 30, 2021	Variance
Gathering, transportation and marketing	$1.97	$1.95	$0.02	1%
Severance and ad valorem taxes	2.84	2.81	0.03	1%
Depreciation, depletion and amortization	10.41	11.10	(0.69)	(6)%
General and administrative (before share-based compensation)	3.65	3.84	(0.19)	(5)%
General and administrative, share-based compensation	3.21	3.12	0.09	3%
Interest expense, net	0.54	0.47	0.07	15%
Revenues
Total revenues for the three months ended September 30, 2021 increased 11%, or $4.2 million, compared to the three months ended June 30, 2021. The increase was attributable to a $3.5 million increase in mineral and royalty revenues and a $0.7 million increase in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 7% increase in realized commodity prices, resulting in an increase in royalty revenues of $2.7 million, and a 1% increase in production volumes to 9,068 Boe/d, resulting in an increase in royalty revenues of $0.8 million.
Oil revenues for the three months ended September 30, 2021 increased 7%, or $1.8 million, compared to the three months ended June 30, 2021. The increase in oil revenues was attributable to the 10% increase in realized oil prices to $69.37 per barrel, resulting in an increase in revenues of $2.6 million. This was partially offset by a 3% decrease in oil production volumes to 4,462 barrels per day, resulting in a $0.8 million decrease in oil revenues.
Natural gas revenues for the three months ended September 30, 2021 increased 9%, or $0.6 million, compared to the three months ended June 30, 2021. The increase in natural gas revenues was attributable to the 5% increase in realized natural gas prices to $4.79 per Mcf, resulting in an increase in revenues of $0.3 million, and a 4% increase in natural gas production volumes to 16,580 Mcf per day, resulting in a $0.3 million increase in natural gas revenues.
NGL revenues for the three months ended September 30, 2021 increased 31%, or $1.1 million, compared to the three months ended June 30, 2021. The increase in NGL revenues was attributable to the 16% increase in realized NGL prices to $27.64 per barrel, resulting in an increase in NGL revenues of $0.7 million, and a 13% increase in NGL production volumes to 1,842 Boe per day, resulting in a $0.4 million increase in NGL revenues.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $0.7 million increase in revenues from lease bonus payments for the three months ended September 30, 2021 was primarily attributable to the $0.5 million and $0.3 million increases in leasing activity in the Anadarko and Permian Basins, respectively, partially offset by the $0.1 million decrease in leasing activity in the DJ basin. Other revenues include payments for land easements (or "right-of-way") and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses ("GTM"). For the three months ended September 30, 2021, GTM expenses increased 3% compared to the three months ended June 30, 2021, which is attributable to increasing production volumes.
Severance and ad valorem taxes. For the three months ended September 30, 2021, severance and ad valorem taxes increased 3% compared to the three months ended June 30, 2021, primarily due to the increase in mineral and royalty revenues which was driven by increased realized commodity prices.
Depreciation, depletion and amortization. DD&A expense decreased 4%, or $0.4 million, for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. A lower depletion rate decreased our depletion expense by $0.6 million. The depletion rate was $10.34 per Boe and $11.03 per Boe for the three months ended September 30, 2021 and the three months ended June 30, 2021, respectively. The decrease in the depletion rate was primarily a result of a 9% increase of our total proved reserves for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 which was primarily a result of 16% and 22% increases in the SEC oil price and SEC gas price, respectively. This was partially offset by slightly higher production volumes, which increased our depletion expense by $0.2 million.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 3%, or $0.1 million, for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 as a result of the Company's ongoing efforts to reduce its general and administrative expenses.
Share-based compensation expense for the three months ended September 30, 2021 was $2.7 million, net of $1.5 million of share-based compensation cost capitalized to unevaluated property and $0.5 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the three months ended June 30, 2021 was $2.6 million, net of $0.6 million of share-based compensation cost capitalized to unevaluated property and $1.3 million of share-based compensation cost capitalized to evaluated property. The sequential increase in share-based compensation expense of $0.1 million was primarily due to the PSUs granted in May 2021. See table below for additional details.

	Three Months Ended
(In thousands)	September 30, 2021	June 30, 2021	Variance
Incentive Units	$178	$178	$—
RSAs	163	163	—
RSUs	2,525	2,534	(9)
PSUs	1,803	1,534	269
Capitalized share-based compensation	(1,987)	(1,854)	(133)
Total share-based compensation expense	$2,682	$2,555	$127

Interest expense, net. Interest expense, net increased $0.1 million for the three months ended September 30, 2021 compared to the three months ended June 30, 2021, primarily due to the sequential increase of the weighted average debt outstanding on our revolving credit facility from $37.8 million to $46.8 million as shown in the table below.

	Three Months Ended
(In thousands, except for interest rate)	September 30, 2021	June 30, 2021	Variance
Interest expense - revolving credit facility	$282	$190	$92
Commitment fees	111	127	(16)
Amortization of loan closing costs	78	82	(4)
Interest income	(20)	(12)	(8)
Total interest expense, net	$451	$387	$64

Total weighted average interest rate	2.36%	1.98%

Total weighted average debt balance	$46,804	$37,802

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
(Dollars in thousands, except for realized prices and unit expenses)	2021	2020	Variance
Production:
Oil (MBbls)	1,245	1,378	(133)	(10)%
Natural gas (MMcf)	4,441	4,358	83	2%
NGLs (MBbls)	471	505	(34)	(7)%
Equivalents (MBoe)	2,456	2,609	(153)	(6)%
Equivalents per day (Boe/d)	8,996	9,524	(528)	(6)%
Revenues:
Oil sales	$78,022	$49,941	$28,081	56%
Natural gas sales	19,450	7,115	12,335	173%
NGL sales	12,182	5,429	6,753	124%
Total mineral and royalty revenue	$109,654	$62,485	$47,169	75%
Lease bonus and other revenue	3,894	5,478	(1,584)	(29)%
Total revenues	$113,548	$67,963	$45,585	67%
Realized prices
Oil ($/Bbl)	$62.68	$36.25	$26.43	73%
Natural gas ($/Mcf)	4.38	1.63	2.75	169%
NGLs ($/Bbl)	25.87	10.74	15.13	141%
Equivalents ($/Boe)	$44.65	$23.95	$20.70	86%
Operating expenses:
Gathering, transportation and marketing	$4,967	$5,106	$(139)	(3)%
Severance and ad valorem taxes	6,505	4,179	2,326	56%
Depreciation, depletion, and amortization	27,129	35,827	(8,698)	(24)%
Impairment of oil and gas properties	—	18,905	(18,905)	***
General and administrative (before share-based compensation)	9,331	10,870	(1,539)	(14)%
Total operating expenses (before share-based compensation)	$47,932	$74,887	$(26,955)	(36)%
Share-based compensation	7,537	5,692	1,845	32%
Total operating expenses	$55,469	$80,579	$(25,110)	(31)%
Other expenses:
Interest expense, net	$1,105	$695	$410	59%
Total other expenses	$1,105	$695	$410	59%
*** A percentage change is not meaningful due to change in signs, zero-value denominator.

	Nine Months Ended September 30,
Unit Expenses ($/Boe)	2021	2020	Variance
Gathering, transportation and marketing	$2.02	$1.96	$0.06	3%
Severance and ad valorem taxes	2.65	1.60	1.05	66%
Depreciation, depletion and amortization	11.05	13.73	(2.68)	(20)%
General and administrative (before share-based compensation)	3.80	4.17	(0.37)	(9)%
General and administrative, share-based compensation	3.07	2.18	0.89	41%
Interest expense, net	0.45	0.27	0.18	67%

Revenues
Total revenues for the nine months ended September 30, 2021 increased 67%, or $45.6 million, compared to the nine months ended September 30, 2020. The increase was attributable to a $47.2 million increase in mineral and royalty revenues partially offset by a $1.6 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 86% increase in realized commodity prices, resulting in an increase in royalty revenues of $50.8 million. This was partially offset by a 6% decrease in production volumes to 8,996 Boe/d, resulting in a decrease in revenues of $3.6 million. The decrease in production volumes was primarily due to the reduction in drilling activity which started during the second quarter of 2020 associated with COVID-19 and the OPEC + production dispute as well as Winter Storm Uri's February 2021 production curtailments.
Oil revenues for the nine months ended September 30, 2021 increased 56%, or $28.1 million, compared to the nine months ended September 30, 2020. The increase in oil revenues was attributable to the 73% increase in realized oil prices to $62.68 per barrel, resulting in an increase in revenues of $32.9 million. This was partially offset by a 10% decrease in oil production volumes to 4,560 barrels per day, resulting in a $4.8 million decrease in oil revenues.
Natural gas revenues for the nine months ended September 30, 2021 increased 173%, or $12.3 million, compared to the nine months ended September 30, 2020. The increase in natural gas revenues was attributable to the 169% increase in realized natural gas prices to $4.38 per Mcf, resulting in an increase in revenues of $12.2 million and the 2% increase in natural gas production volumes to 16,268 Mcf/d, resulting in a $0.1 million increase in natural gas revenues.
NGL revenues for the nine months ended September 30, 2021 increased 124%, or $6.8 million, compared to the nine months ended September 30, 2020. The increase in NGL revenues was attributable to the 141% increase in NGL prices to $25.87 per barrel, resulting in an increase in NGL revenues of $7.1 million. This was partially offset by the 7% decrease in NGL volumes to 1,725 barrels per day, resulting in a decrease in revenues of $0.3 million.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $1.6 million decrease in revenues from lease bonus payments for the nine months ended September 30, 2021 is primarily attributable to a $2.8 million decrease in leasing activity in the Permian Basin partially offset by the $0.8 million and $0.4 million increases in leasing activity in the DJ and Anadarko Basins, respectively. Other revenues include payments for land easements and surface damages and were not a significant portion of the overall amount.
Operating Expenses
Gathering, transportation and marketing expenses. For the nine months ended September 30, 2021, GTM expenses decreased 3% compared to the nine months ended September 30, 2020 primarily due to the 6% decrease in production volumes.
Severance and ad valorem taxes. For the nine months ended September 30, 2021, severance and ad valorem taxes increased 56% compared to the nine months ended September 30, 2020, due to the 75% increase in mineral and royalty revenues which was primarily due to an increase in realized commodity prices of 86%, partially offset by a 6% decrease in production volumes.
Depreciation, depletion and amortization. DD&A expense decreased 24%, or $8.7 million, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. A lower depletion rate decreased our depletion expense by $5.9 million and lower production volumes also decreased our depletion expense by $2.1 million. The depletion rate was $10.98 per Boe and $13.40 per Boe for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the depletion rate was primarily a result of the impairment charge of $79.6 million for the year ended December 31, 2020, resulting in lower depletable cost (or amortizable base) in the calculation of the depletion rate for the nine months ended September 30, 2021. In addition, an increase in total proved reserves of 12% from September 30, 2020 to September 30, 2021, which was primarily a result of 32% higher SEC oil price and 52% higher SEC gas prices, contributed to the decrease in depletion rate.
General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 14%, or $1.5 million, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 as a result of the Company's ongoing efforts to reduce its general and administrative expenses and the

$0.7 million in incremental legal, professional, audit, and tax fees attributable to the Company's June and September 2020 Secondary Offerings. The Company did not incur such offering expenses during the nine months ended September 30, 2021.
Share-based compensation expense for the nine months ended September 30, 2021 was $7.5 million, net of $3.0 million of share-based compensation cost capitalized to unevaluated property and $2.5 million of share-based compensation cost capitalized to evaluated property. Share-based compensation expense for the nine months ended September 30, 2020 was $5.7 million, net of $2.6 million of share-based compensation cost capitalized to unevaluated property and $1.9 million of share-based compensation cost capitalized to evaluated property. The increase in share-based compensation expense of $1.8 million was primarily due to additional grants of RSUs and PSUs that were granted during the nine months ended September 30, 2021. See table below for further details.

	Nine Months Ended September 30,
(In thousands)	2021	2020	Variance
Incentive Units	$534	$534	$—
RSAs (1)	460	1,076	(616)
RSUs	7,602	5,486	2,116
PSUs	4,416	3,156	1,260
Capitalized share-based compensation	(5,475)	(4,560)	(915)
Total share-based compensation expense	$7,537	$5,692	$1,845
(1) During the nine months ended September 30, 2020, share-based compensation cost included $0.5 million associated with the accelerated vesting of 30,174 RSAs for certain employees who retired in February 2020.
Interest expense, net. Interest expense, net increased $0.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the increase of the weighted average debt outstanding on our revolving credit facility from $0.5 million to $36.3 million for the same corresponding periods, and as shown in the table below.

	Nine Months Ended September 30,
(In thousands, except for interest rate)	2021	2020	Variance
Interest expense - revolving credit facility	$585	$8	$577
Commitment fees	343	480	(137)
Amortization of loan closing costs	217	545	(328)
Interest income	(40)	(338)	298
Total interest expense, net	$1,105	$695	$410

Total weighted average interest rate	2.13%	1.91%

Total weighted average debt balance	$36,256	$547

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

On September 15, 2020, Brigham Minerals completed an offering of 5,021,140 shares of its Class A common stock, including 654,931 shares issued pursuant to the option granted to the underwriter to purchase additional shares to cover over-

allotments (the "September 2020 Secondary Offering"), all of which were sold by certain shareholders of the Company (the "September 2020 Selling Shareholders"), and 3,062,011 of which represented shares issued upon redemption of an equivalent number of the September 2020 Selling Shareholders’ Brigham LLC Units (together with a corresponding number of shares of Class B common stock in Brigham Minerals), at a price to the public of $8.20 per share. Brigham Minerals did not sell any shares of its Class A common stock in the September 2020 Secondary Offering and did not receive any proceeds pursuant to the September 2020 Secondary Offering. In addition, in connection with the September 2020 Secondary Offering, Brigham Minerals repurchased 436,630 shares of its Class A common stock from the September 2020 Selling Shareholders in a privately negotiated transaction at a price equal to the price per share at which the underwriter purchased shares from the September 2020 Selling Shareholders in the September 2020 Secondary Offering (and Brigham LLC redeemed a corresponding number of Brigham LLC Units held by Brigham Minerals).

As of September 30, 2020, Brigham Minerals owned a 76.7% interest in Brigham LLC and the Brigham LLC Unit Holders owned 23.3% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Warburg Pincus LLC, Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 17.0% of the outstanding voting stock of Brigham Minerals as of September 30, 2020.

As of September 30, 2021, Brigham Minerals owned a 79.7% interest in Brigham LLC and the Brigham LLC Unit Holders owned 20.3% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Brigham LLC Unit Holders, collectively owned 14.5% of the outstanding voting stock of Brigham Minerals as of September 30, 2021.

The change in ownership interest in Brigham LLC from September 30, 2020 to September 30, 2021 impacts the attribution of net income between Brigham Minerals' shareholders and Brigham LLC Unit Holders. As of February 19, 2021 and thereafter, Brigham LLC Unit Holders' interest is classified as non-controlling interest in the condensed consolidated balance sheets of Brigham Minerals. See "Note 9—Temporary equity and Non-controlling interest" for further details.

Capital Requirements and Sources of Liquidity
Our current primary sources of liquidity are cash flows from operations, asset sales, borrowings under our revolving credit facility and proceeds from any primary issuances of equity securities. Future sources of liquidity may also include other credit facilities or increases to our current revolving credit facility we may enter into in the future and additional issuances of debt or equity securities. Even with the gradual easing of lockdown restrictions globally and the increase in commodities prices in 2021, COVID-19 remains a global pandemic. As a result, our revenues and cash flows from operations may continue to be negatively impacted and we may not have access to capital markets on terms favorable to us or at all.

Our primary uses of capital are for the payment of dividends to our shareholders and for investing in our business, specifically the acquisition of additional mineral and royalty interests. As discussed above, COVID-19 remains a global pandemic. Our cash flows from operations may be negatively impacted, and as a result, the dividend amount we are able to pay our shareholders has been and may also continue to be negatively impacted.

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the nine months ended September 30, 2021, we deployed approximately $54.6 million for acquisition-related capital expenditures, inclusive of a $5.5 million capitalized share-based compensation cost. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2021, we believe that our retained cash flow from operations, lease bonus, portfolio optimization activities and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
As of September 30, 2021, our immediate liquidity was as follows:

(In millions)
Cash and cash equivalents	$14.3
Revolving credit facility availability	$112.0
Total Liquidity	$126.3

Associated with the Company's Fall 2021 semi-annual borrowing base redetermination under its revolving credit facility, the Company estimates the borrowing base will increase to $205.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $166.3 million as of September 30, 2021.
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $39.2 million at September 30, 2021, as compared to $22.6 million at December 31, 2020. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.
When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $14.3 million and $9.1 million at September 30, 2021 and December 31, 2020, respectively. The increase in cash and cash equivalents was primarily due to increase in cash provided by operating activities, borrowings from our revolving credit facility and sales of mineral and royalty interests offset by acquisitions made and payment of dividends to our shareholders during the nine months ended September 30, 2021. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Dividends
The following table sets forth information with respect to cash dividends declared by our Board of Directors during the nine months ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends paid (in thousands) (1)
February 19, 2021	March 19, 2021	March 26, 2021	$0.26	$11,336
May 4, 2021	May 21, 2021	May 28, 2021	$0.32	$14,201
August 3, 2021	August 20, 2021	August 27, 2021	$0.35	$15,837
(1) Dividends paid to holders of Class A common stock.

On November 2, 2021, the Board of Directors of Brigham Minerals declared a dividend of $0.40 per share of Class A common stock payable on December 1, 2021, to shareholders of record at the close of business on November 24, 2021. See "Note 14—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.
The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, credit agreement restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$72,365	$53,732
Net cash used in investing activities	(44,790)	(44,771)
Net cash used in financing activities	(22,425)	(51,574)

Analysis of Cash Flow Changes For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas, and NGLs, lease bonus and other revenues and changes in working capital. The increase in net cash provided by operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to the 86% increase in realized commodity prices during the nine months ended September 30, 2021 partially offset by the 6% decrease in production volumes and an increase in operating expenses during such period discussed above.
Net cash used in investing activities
Net cash used in investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the nine months ended September 30, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $49.2 million partially offset by sales of mineral and royalty interests totaling $4.4 million. For the nine months ended September 30, 2020, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $46.0 million, partially offset by sales of mineral and royalty interests totaling $1.6 million. The overall market improvements during the nine months ended September 30, 2021, primarily due to the easing of global lockdown restrictions, resulted in improved commodity prices in 2021 and led to an increase in investing activities by us. See "Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Market Environment and COVID-19” for further discussion.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to the dividends paid to holders of our Class A common stock of $41.4 million, distributions to holders of non-controlling interest of $12.7 million, partial repayment of our revolving credit facility of $4.0 million and payment of employee tax withholding for settlement of equity compensation awards of $1.1 million. This was partially offset by borrowings under our revolving credit facility of $37.0 million. Net cash used in financing activities for the nine months ended September 30, 2020 was primarily due to the dividends paid to holders of our Class A common stock of $31.3 million, distributions to holders of temporary equity (or non-controlling interest as of February 19, 2021) of $21.5 million, and the repurchase of shares of our Class A common stock from the September 2020 Selling Shareholders for an aggregate purchase price of approximately $3.5 million partially offset by borrowings under our revolving credit facility of $5.0 million.
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

On July 7, 2021, Brigham Resources entered into the Third Amendment to the credit agreement (the "Third Amendment"). The Third Amendment, among other things, evidenced an increase of the borrowing base and elected commitments under the prior credit agreement from $135.0 million to $165.0 million and the addition of leverage (maximum 3.00x) and liquidity (minimum 10% of total net revolving commitments) conditions to Brigham Resources’ ability to pay dividends or distributions (other than permitted tax distributions) to the owners of its equity interests.

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually in May and November of each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the three and nine months ended September 30, 2021 was 2.36% and 2.13%, respectively. As of September 30, 2021, the elected borrowing base on our revolving credit facility was $165.0 million, with outstanding borrowings of $53.0 million, resulting in $112.0 million available for future borrowings.

Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.000% to 2.000% and (b) in the case of adjusted LIBOR rate loans, 2.000% to 3.000%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

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

Associated with the Company's Fall 2021 semi-annual borrowing base redetermination under its revolving credit facility, the Company estimates the borrowing base will increase to $205.0 million. Pro-forma for the increase in the borrowing base, the Company would have had total liquidity of $166.3 million as of September 30, 2021.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of September 30, 2021, is provided in the following table.

	By Year:
(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations (1) (2)	$—	$—	$—	$53,000	$—	$—	$53,000
Office lease	321	1,310	1,347	1,384	1,419	2,251	8,032
Total	$321	$1,310	$1,347	$54,384	$1,419	$2,251	$61,032
(1) As of September 30, 2021, we had $53.0 million outstanding under our revolving credit facility and $112.0 million of additional borrowing capacity.
(2) Does not include future unutilized fees, amortization of deferred financing costs, interest expense or other fees related to our revolving credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
Critical Accounting Policies and Related Estimates
As of September 30, 2021, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. See "Note 2—Summary of Significant Accounting Policies."

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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $77.41 per barrel in June 2018, and as of September 30, 2021, the posted price for oil was $75.22 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise fluctuated and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of September 30, 2021, the Henry Hub spot market price of natural gas was $5.58 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are previously disclosed under "Risk Factors" in our Annual Report.
A $1.00 per barrel change in our realized oil price would have resulted in a $1.2 million change in our oil revenues for the nine months ended September 30, 2021. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.4 million change in our natural gas revenues for the nine months ended September 30, 2021. A $1.00 per barrel change in NGL prices would have resulted in a $0.5 million change in our NGL revenues for the nine months ended September 30, 2021. Total revenues for the nine months ended September 30, 2021 was comprised of 69% from oil sales, 17% from natural gas sales, and 11% from NGL sales.
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
We have not had any oil or gas derivatives contracts in place since December 31, 2019.
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
Interest Rate Risk
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.000% to 2.000% and (b) in the case of adjusted LIBOR rate loans, 2.000% to 3.000%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months, for adjusted LIBOR rate loans. Interest on adjusted base rate loans is payable quarterly in arrears, and interest on adjusted LIBOR rate loans is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. The weighted average interest rate for the three and nine months ended September 30, 2021 was 2.36% and 2.13%, respectively. As of September 30, 2021, the elected borrowing base on our revolving credit facility was $165.0 million, with outstanding borrowings of $53.0 million, resulting in $112.0 million available for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.1 million for the three months ended September 30, 2021.
Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. If our operators become the target of cyber attacks of information security breaches, their business operations may be substantially disrupted, which could have an adverse effect on our results of operations. In addition, our efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, but there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring. Additionally, we regularly enter into transactions directly with individual mineral and royalty interest owners, who may have less sophisticated electronic systems or networks and may be more vulnerable to cyber-attacks. For example, in August 2021, an individual mineral owner’s email account was compromised, which resulted in a fraudulent payment of approximately $165,000 in connection with an acquisition. As a result of this incident, we have implemented formal procedures and controls to mitigate future occurrences of such incidents, but there can be no assurance that these efforts will be sufficient to prevent similar attacks or breaches from occurring in the future.

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
101
The following financial information from this Quarterly Report on Form 10-Q of Brigham Minerals, Inc. for the quarter ended September 30, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date:	November 3, 2021	BRIGHAM MINERALS, INC.

		By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

		By:	/s/ Blake C. Williams
Blake C. Williams
Chief Financial Officer