Form 10-K
period 2021-12-31
Brigham Minerals, Inc.
filed 2022-02-28
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $987.3 million, determined using the per share closing price on the New York Stock Exchange on that date of $21.29. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10% or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 48,360,253 shares of Class A common stock and 11,371,517 shares of Class B common stock outstanding as of February 18, 2022.

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BRIGHAM MINERALS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
•global or national health events, including the ongoing COVID-19 pandemic and its resulting economic effects;
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

Overview
We formed our company in 2012 to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our stockholders by both capturing growth in free cash flow from the continued organic development of our existing horizontal well inventory of 850 gross drilled but uncompleted horizontal wells ("DUCs"), 873 gross permits and 12,220 gross undeveloped locations, all of which are unburdened by development capital expenditures or lease operating expenses, as well as leveraging our highly experienced technical evaluation team to continue to execute upon our scalable business model of sourcing, methodically evaluating and integrating accretive minerals acquisitions in the core of top-tier, liquids-rich resource plays.
Our portfolio is comprised of mineral and royalty interests across six of the most highly economic, liquids-rich resource plays in the continental United States, including the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota. Our highly technical approach towards mineral acquisitions in the geologic core of top-tier resource plays has purposefully led to a concentrated portfolio covering 36 of the most highly active counties for horizontal drilling in the continental United States.
Since inception, we have executed on our technically driven, financially disciplined acquisition approach and have closed nearly 1,700 transactions with third-party mineral and royalty interest owners as of December 31, 2021. We have increased our mineral and royalty interests from approximately 10,200 net royalty acres as of December 31, 2013, to approximately 92,375 net royalty acres as of December 31, 2021, which represents a 32% compound annual growth rate in our mineral and royalty interests over that period. See “—Our Mineral and Royalty Interests” for a discussion of how we calculate net royalty acres.
The following table summarizes certain information regarding our net royalty acreage acquisitions during each year of our operations.

	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
Net Royalty Acres (NRAs) Acquired	500	9,700	17,300	7,200	9,800	9,400	14,900	13,400	4,085	6,090	92,375
Number of Acquisitions	15	313	380	152	121	153	201	216	81	62	1,694
Average NRAs per Acquisition	33	31	46	47	81	61	74	62	50	98	55
NRAs at Period End	500	10,200	27,500	34,700	44,500	53,900	68,800	82,200	86,285	92,375	92,375
YoY% Change	—	1,940%	170%	26%	28%	21%	28%	19%	5%	7%

During 2021, our producing well count grew by 2,610 gross horizontal wells largely through acquisitions and the conversions of our DUC and permitted locations, representing an increase of 44% from December 31, 2020. In addition to this activity, 656 gross horizontal wells were spud on our mineral and royalty interests. The Company experienced mild production decline in 2021 with our production volumes declining approximately 5% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Further, our production volumes are comprised of high-value liquids with 70% of our volumes for the year ended December 31, 2021 composed of crude oil and NGLs, which represents 83% of our mineral and royalty revenues for the period. We expect to see near term organic conversion of our asset from 850 gross DUCs across our interests and 873 gross horizontal drilling permits as of December 31, 2021, all of which are unburdened by additional capital expenditure outlays. Quarterly gross and net wells spud on our minerals have rebounded since the second quarter of 2020, which was our historic low point due to the dramatic curtailment in operator activity as a result of COVID-19 and the actions of OPEC, Russia, and other oil and gas producing countries ("OPEC+") during March 2020, both of which contributed to a dramatic decline in commodity prices during the first half of 2020. The chart below depicts historical gross and net wells spud on our acreage:

Average Quarterly Wells Spud on Acreage

In addition to existing near-term development through the completion of our DUCs, we have a further 12,220 gross undeveloped locations providing us with substantial long-term organic drilling inventory on our acreage.
Our Mineral and Royalty Interests
Mineral interests are real-property interests that are typically perpetual and grant both ownership of the oil, natural gas and NGLs under a tract of land and the ability to lease development rights to a third party. When those rights are leased, usually for a three-year primary term, we typically receive an upfront cash payment, known as lease bonus, and we retain a mineral royalty, which entitles us to a percentage of production or revenue. In addition to mineral interests, which represented approximately 93% of our net royalty acres as of December 31, 2021, we also own other similar types of interests, including nonparticipating royalty interests and overriding royalty interests (“ORRIs”). ORRIs are a contractual arrangement burdening the working interest ownership of a lease and represent the right to receive a fixed percentage of production or revenue from production from a lease. ORRIs remain in effect until the associated lease expires and are therefore not perpetual in nature.

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
As of December 31, 2021, our mineral and royalty interests consisted of approximately 66,875 net mineral acres, which have been leased to operators to explore for and develop our oil and natural gas rights at a weighted average royalty of 17.3%. Typically, mineral owners standardize ownership to a 12.5% royalty, or 1/8th interest, which is referred to as a “net royalty acre.” Our net mineral acres standardized to a 1/8th interest equate to approximately 92,375 net royalty acres. Our net mineral acres standardized to a 100% royalty, or 8/8th basis, equate to approximately 11,540 “100% royalty acres.” Our approximately 92,375 net royalty acres are located within 1,825 drilling spacing units (“DSUs”), which are the areas designated in a spacing order or unit designation as a drilling unit and within which operators drill wellbores to develop our oil and natural gas rights. Our DSUs, in aggregate, consist of a total of approximately 1,836,585 gross acres, which we refer to as our “gross DSU acreage.” Within our gross DSU acreage, we expect to have an interest in wells currently producing or that will be drilled in the future. The following table summarizes our mineral and royalty interest position and the conversion of our interests between net mineral acres, net royalty acres and 100% royalty acres as of December 31, 2021.

Net Mineral Acres	Weighted Average Royalty	Net Royalty Acres(1)	100% Royalty Acres(2)	Gross DSU Acres	Implied Average Net Revenue Interest per Well(3)
66,875	17.3%	92,375	11,540	1,836,585	0.6%
(1) Standardized to a 1/8th interest (i.e., 66,875 net mineral acres * 17.3% / 12.5%).
(2) Standardized to a 100% interest (i.e., 92,375 net royalty acres * 12.5%).
(3) Calculated as number of 100% royalty acres per gross DSU acre (i.e., 11,540 100% royalty acres /1,836,585 gross DSU acres).

Our Properties

Focus Areas
Our mineral and royalty interests are primarily located in six resource plays, which we refer to as our focus areas. These include the Delaware and Midland Basins in the Permian Basin, the SCOOP and STACK plays in the Anadarko Basin, the DJ Basin and the Williston Basin. The following chart shows our overall exposure to each of our primary focus areas based on our net royalty acres in each focus area as of December 31, 2021

In addition, the following table summarizes certain information regarding our primary focus areas. Our average daily net production for the year ended December 31, 2021 was comprised 51% of oil production, 30% of natural gas production and 19% of NGL production.

	Acreage as of December 31, 2021						Gross Horizontal Producing Well Count as of December 31, 2021(4)	Average Daily Net Production for the Year Ended December 31, 2021(5) (Boe/d)	Average Daily Net Production for the Quarter Ended December 31, 2021(5) (Boe/d)
Resource Play/Basin	Net Mineral Acres	Weighted Average Royalty	Net Royalty Acres(1)	100% Royalty Acres(2)	Gross DSU Acres	Implied Average Net Revenue Interest per Well(3)
Delaware	19,450	19.1%	29,735	3,720	377,145	1.0%	1,562	4,475	4,329
Midland	5,000	15.8%	6,335	790	141,040	0.6%	756	1,056	1,235
SCOOP	7,725	18.5%	11,435	1,430	217,360	0.7%	637	1,086	1,008
STACK	5,900	17.4%	8,195	1,020	145,975	0.7%	383	650	574
DJ	19,750	15.7%	24,740	3,090	353,490	0.9%	3,112	1,142	1,450
Williston	6,350	16.1%	8,155	1,020	527,340	0.2%	1,983	597	574
Other	2,700	17.5%	3,780	470	74,235	0.6%	162	34	—
Total	66,875	17.3%	92,375	11,540	1,836,585	0.6%	8,595	9,040	9,170
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

Prospective Undeveloped Horizontal Drilling Locations
As of December 31, 2021, we have identified 13,093 undeveloped gross proved, probable and possible drilling locations across our gross DSU acreage as identified in our December 31, 2021 reserve report audited by Cawley, Gillespie & Associates, Inc. ("CG&A"), our independent petroleum engineering firm. Furthermore, we believe additional optionality is possible through the delineation of additional formations as well as incremental wells in existing formations. Approximately 58% of our total net horizontal undeveloped locations are located in the Delaware and Midland Basins, with another 20% located in the DJ Basin in Colorado, as shown in the following table.

	Gross Horizontal Undeveloped Locations	Percentage of Total Portfolio	Net Horizontal Undeveloped Locations	Percentage of Total Portfolio
Delaware Basin	5,304	41%	53.7	49%
Midland Basin	1,618	12%	9.5	9%
SCOOP	1,026	8%	8.1	7%
STACK	1,216	9%	9.9	9%
DJ Basin	1,984	15%	22.4	20%
Williston	1,563	12%	2.9	3%
Other	382	3%	2.9	3%
Total	13,093	100%	109.4	100%
Note: Individual amounts may not total due to rounding.

Additionally, the following table provides a detailed summary of our inventory of horizontal drilling locations as of December 31, 2021.

Productive Horizons	Gross Horizontal Undeveloped Locations(1)	Total Gross Horizontal Locations(2)	DSUs(3)(4)	Gross Horizontal Undeveloped Locations Per DSU(4)	Total Gross Horizontal Locations Per DSU(4)	Net Horizontal Undeveloped Locations(5)
Delaware Basin
Wolfcamp A	2,041	2,950	478	4.3	6.2	22.3
Wolfcamp B	1,166	1,400	417	2.8	3.4	12.6
3rd BS/WC XY	751	1,160	361	2.1	3.2	6.7
2nd Bone Spring	638	759	237	2.7	3.2	4.8
Avalon	179	213	71	2.5	3.0	1.2
Other	529	605	209	2.5	2.9	6.1
Total	5,304	7,087	481	11.0	14.7	53.7
Midland Basin
Wolfcamp A	442	739	159	2.8	4.6	2.7
Wolfcamp B	410	741	159	2.6	4.7	2.5
Lower Spraberry	516	765	158	3.3	4.8	2.8
Other	250	347	110	2.3	3.2	1.5
Total	1,618	2,592	160	10.1	16.2	9.5
SCOOP
Woodford	738	1,279	188	3.9	6.8	5.9
Springer	288	403	101	2.9	4.0	2.2
Total	1,026	1,682	188	5.5	8.9	8.1
STACK
Woodford	668	775	142	4.7	5.5	5.4
Meramec	548	835	158	3.5	5.3	4.5
Total	1,216	1,610	158	7.7	10.2	9.9
DJ Basin
Niobrara	1,552	4,201	377	4.1	11.1	17.0
Codell	432	1,116	274	1.6	4.1	5.4
Total	1,984	5,317	379	5.2	14.0	22.4
Williston Basin
Bakken	694	1,922	378	1.8	5.1	1.2
Three Forks	869	1,763	378	2.3	4.7	1.7
Total	1,563	3,685	381	4.1	9.7	2.9
Other	382	565	78	4.9	7.2	2.9
Grand Total	13,093	22,538	1,825	7.2	12.3	109.4
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

In addition, the following table shows our exposure to each of these operators broken down by our primary focus areas based on the percentage of our net interests in the wells to be drilled by each operator as of December 31, 2021.

	Percentage as of December 31, 2021
Operator	Total Portfolio	Delaware	Midland	SCOOP	STACK	DJ Basin	Williston	Other
Occidental Petroleum	12%	19%	1%	—%	—%	16%	—%	—%
ConocoPhillips	7%	14%	7%	—%	—%	—%	12%	—%
Chevron Inc.	7%	9%	4%	—%	—%	12%	—%	—%
Pioneer Natural Resources	5%	1%	47%	—%	—%	—%	—%	—%
Civitas	4%	—%	—%	—%	—%	19%	—%	—%
Marathon	4%	1%	—%	19%	22%	—%	1%	8%
Continental	4%	—%	—%	37%	3%	—%	13%	1%
EOG Resources	4%	3%	—%	—%	—%	10%	4%	—%
Cotera Energy Inc.	4%	6%	—%	—%	12%	—%	—%	6%
Diamondback	4%	5%	10%	—%	—%	—%	—%	—%
Devon Energy	4%	3%	—%	—%	28%	—%	—%	—%
PDC Energy	3%	1%	—%	—%	—%	13%	—%	—%
ExxonMobil Inc.	3%	5%	6%	—%	—%	—%	7%	—%
Ovintiv Inc.	3%	—%	3%	24%	9%	—%	3%	—%
Whiting Petroleum	3%	—%	—%	—%	—%	13%	3%	—%
Callon Petroleum	3%	5%	—%	—%	—%	—%	—%	—%
PRI Operating	3%	5%	—%	—%	—%	—%	—%	—%
Battalion Oil	2%	4%	—%	—%	—%	—%	—%	—%
BP Plc	2%	3%	1%	—%	—%	—%	—%	—%
Mewbourne	2%	3%	—%	—%	—%	—%	—%	—%
Subtotal	81%	88%	79%	81%	74%	83%	44%	14%
Other Operators	19%	12%	21%	19%	26%	17%	56%	86%
Total	100%	100%	100%	100%	100%	100%	100%	100%
Note: Individual amounts may not add up to totals due to rounding.

Business Objectives
Our primary business objective is to deliver an attractive risk-adjusted total return to our stockholders through (i) the organic growth of our free cash flow generated from our existing portfolio of approximately 92,375 net royalty acres, and (ii) the continued sourcing and execution of accretive ground game mineral acquisitions in the core of highly economic, liquids-rich resource plays, and (iii) large scale acquisitions and corporate consolidations..
Our Corporate Structure

Brigham Minerals, Inc. was incorporated as a Delaware corporation in June 2018 for the purpose of completing the IPO and related transactions. On April 23, 2019, in connection with the IPO, Brigham Minerals became a holding company whose sole material asset consists of units in Brigham LLC (the “Brigham LLC Units”). Brigham LLC wholly owns Brigham Resources, which wholly owns the Minerals Subsidiaries, which own all of our operating assets. The remainder of the Brigham LLC Units are held by affiliates of Pine Brook Road Advisors, LP (“Pine Brook”) and certain of our management members and other prior investors (together with Pine Brook, the “Original Owners”).
As the sole managing member of Brigham LLC, Brigham Minerals operates and controls all of the business and affairs of Brigham LLC, and through Brigham LLC and its subsidiaries, conducts its business. As a result, we consolidate the financial results of Brigham LLC and its subsidiaries and report non-controlling interest related to the portion of Brigham LLC Units not owned by us, which will reduce net income (loss) attributable to the holders of our Class A common stock. As of February 18, 2022, Brigham Minerals owned 81.0% of Brigham LLC.
Each of the Original Owners holds one share of our Class B common stock, par value $0.01 per share (the "Class B common stock"), for each Brigham LLC Unit such person holds. Each share of Class B common stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our amended and restated certificate of incorporation. We do not intend to list our Class B common stock on any exchange.
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
The following diagram indicates our simplified ownership structure as of February 18, 2022. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

(1)    Public stockholders include holders of shares of Class A common stock sold to the public, issued pursuant to awards granted under our 2019 Long Term Incentive Plan ("LTIP") or issued to Brigham Unit Holders in connection with their exercise of the Redemption Right.
(2)     Legacy Brigham Unit Holders include members of our management team and investors in our Company prior to our IPO (other than our Sponsors) who continue to hold Brigham LLC Units. Certain of the interests of our management in Brigham LLC are held indirectly through Brigham Equity Holdings, LLC. Brigham Equity Holdings, LLC directly owns 70,909 Brigham LLC Units, representing an approximate 0.1% interest in Brigham LLC. Total voting power does not include any shares of Class A common stock held by such legacy Brigham Unit Holders.

Our Principal Stockholders
We have a valuable relationship with Pine Brook, a private investment firm focused on investments in the energy sector. As of February 18, 2022, affiliates of Pine Brook (collectively, our “Sponsors”) owned no shares of Class A common stock and 5,175,559 shares of Class B common stock representing approximately 8.7% of the voting power of Brigham Minerals and 5,175,559 Brigham LLC Units.

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

Oil, Natural Gas and NGLs Data
Proved, Probable and Possible Reserves
Evaluation and Audit of Proved, Probable and Possible Reserves. Our proved, probable and possible reserve estimates as of December 31, 2021, 2020 and 2019 were audited by CG&A, our independent petroleum engineers. Within CG&A, the technical person primarily responsible for auditing the reserve estimates set forth in the reserve reports incorporated herein is Todd Brooker. Prior to joining CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker has been an employee of CG&A since 1992. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers (SPEE).
Mr. Brooker meets or exceeds the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. CG&A does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A summary of CG&A’s report with respect to our proved, probable and possible reserve estimates as of December 31, 2021 is included as an exhibit to this Annual Report.
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
Estimation of Proved Reserves. In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our proved reserves as of December 31, 2021, 2020 and 2019 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods; (ii) material balance-based methods; (iii) volumetric-based methods; and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a reasonably high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using analogy methods. This method provides a reasonably high degree of accuracy for predicting proved developed non-producing and PUDs for our properties, due to the abundance of analog data.
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
When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. All of our probable reserves as of December 31, 2021, 2020 and 2019 were estimated using a deterministic method, which involves two distinct determinations: an estimation of the quantities of recoverable oil and natural gas and an estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves uses the same generally accepted analytical procedures as are used in estimating proved reserves, namely production performance-based methods, material balance-based methods, volumetric-based methods and analogy. In the case of probable reserves, the recoverable reserves cannot be said to have a “high degree of confidence that the quantities will be recovered” but are “as likely as not to be recovered.” The lower degree of certainty can come from several factors including: (1) direct offset production that does not meet an economic threshold, despite localized averages that do meet that threshold, (2) an increased distance from offset production to the probable location of over one mile but under three miles, (3) a perceived risk of communication or depletion from nearby producers, (4) a perceived risk of attempting new drilling or completion technologies that have not been used in direct offset production or (5) an uncertainty regarding geologic positioning that could affect recoverable reserves. When considering the factors referenced above, the lower degree of certainty of our probable reserves came from a combination of these factors depending upon the applicable basin. Many of the probable locations assigned in our reserve reports had few uncertainties and resemble proved undeveloped locations except for their distance from commercial production. Other probable locations had uncertainties related to not only distance from commercial production, but also related to well spacing and development timing. In general, we did not book probable locations if there was geologic uncertainty or if there was not commercial production to support such locations.
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
When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10%

probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. All of our possible reserves as of December 31, 2021, 2020 and 2019 were estimated using a deterministic method, which involves two distinct determinations: an estimation of the quantities of recoverable oil and natural gas and an estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves uses the same generally accepted analytical procedures as are used in estimating proved reserves, namely production performance-based methods, material balance-based methods, volumetric-based methods and analogy. In the case of possible reserves, the recoverable reserves cannot be said to be “as likely as not to be recovered”, but “might be achieved, but only under more favorable circumstances than are likely.” The lower degree of certainty can come from several factors including: (1) direct offset production that does not meet an economic threshold, despite localized averages that do meet that threshold, (2) an increased distance from offset production to the possible location of over one mile but under five miles, (3) a perceived risk of communication or depletion from nearby producers, (4) a perceived risk of attempting new drilling or completion technologies that have not been used in direct offset production or (5) an uncertainty regarding geologic positioning that could affect recoverable reserves. When considering the factors referenced above, the lower degree of certainty of our possible reserves came from a combination of these factors depending upon the applicable basin. Many of the possible locations assigned in our reserve reports had few uncertainties and resemble proved undeveloped locations except for their distance from commercial production. Other possible locations had uncertainties related to not only distance from commercial production, but also related to well spacing and development timing. In general, we did not book possible locations if there was geologic uncertainty or if there was not commercial production to support such location.
Summary of Reserves. The following table presents our estimated net proved, probable and possible reserves as of December 31, 2021, 2020 and 2019, based on our proved, probable and possible reserve estimates as of such dates, which have been audited by CG&A, our independent petroleum engineering firm, in accordance with the rules and regulations of the SEC. All of our proved, probable and possible reserves are located in the United States.

	Years Ended December 31,
	2021	2020	2019
Estimated proved developed reserves:
Oil (MBbls)	13,148	9,403	9,924
Natural gas (MMcf)	56,372	31,873	33,232
NGLs (MBbls)	6,367	3,426	2,494
Total (MBoe)	28,911	18,141	17,957
Estimated proved undeveloped reserves:
Oil (MBbls)	3,762	3,797	7,037
Natural gas (MMcf)	9,800	11,771	28,498
NGLs (MBbls)	1,499	1,164	3,344
Total (MBoe)	6,894	6,922	15,131
Estimated total proved reserves:
Oil (MBbls)	16,910	13,200	16,961
Natural gas (MMcf)	66,172	43,644	61,730
NGLs (MBbls)	7,866	4,590	5,838
Total (MBoe)	35,805	25,063	33,088
Estimated probable reserves:
Oil (MBbls)	22,013	20,096	16,948
Natural gas (MMcf)	94,100	85,477	70,627
NGLs (MBbls)	10,698	9,417	8,274
Total (MBoe)	48,394	43,759	36,993
Estimated possible reserves:
Oil (MBbls)	13,653	12,356	11,986
Natural gas (MMcf)	39,254	32,638	33,063
NGLs (MBbls)	5,800	4,475	5,024
Total (MBoe)	25,996	22,271	22,521

Our estimated net proved, probable and possible reserves were determined using average first-day-of-the month prices for the prior 12 months in accordance with SEC guidance, as presented in the table below. These prices do not give effect to derivative transactions and are held constant throughout the lives of the properties. For oil volumes, the average West Texas Intermediate ("WTI") posted prices were adjusted for quality, transportation fees and a regional price differentials (“SEC oil price”). For NGL volumes, the average WTI posted prices were adjusted for quality, transportation fees and a regional price differentials. For gas volumes, the average Henry Hub spot prices were adjusted for energy content, transportation fees and a regional price differentials (“SEC gas price”). The table below represents also the average adjusted product prices weighted by production over the remaining lives of the properties as of December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
SEC oil price	$66.56	$39.57	$55.65
SEC gas price	$3.64	$2.00	$2.60
NGL prices as a percent of the WTI posted prices, by basin	29% - 41%	10% - 25%	13% - 30%
Average adjusted product prices weighted by production over the remaining lives of the properties:
Oil price	$64.46	$36.35	$51.01
NGL price	$26.65	$8.19	$14.39
Gas Price	$3.22	$1.03	$1.51
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
Additional information regarding our proved, probable and possible reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the proved, probable and possible reserve reports as of December 31, 2021 and December 31, 2020 and 2019, which are included as exhibits to this Annual Report.
PUDs
As of December 31, 2021, we estimated our PUD reserves to be 3,762 MBbls of oil, 9,800 MMcf of natural gas and 1,499 MBbls of NGLs, for a total of 6,894 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following tables summarize our changes in PUDs during the year ended December 31, 2021 (in MBoe):

Proved Undeveloped Reserves
Balance, Dec 31, 2020	6,922
Acquisition of reserves	520
Extensions and discoveries	875
Revisions of previous estimates	(669)
Transfer to estimated proved developed	(754)
Balance, Dec 31, 2021	6,894
Changes in PUDs that occurred during 2021 were primarily due to:
•the acquisition of additional mineral and royalty interests located in the Permian, Williston and DJ Basins in multiple transactions, which included 520 MBoe of additional PUD reserves;
•well additions, extensions and discoveries of approximately 875 MBoe, as 67 horizontal well locations were converted from probable, possible and contingent resource to PUDs due to continuous activity and delineation of additional zones on our mineral and royalty interests;
•total revisions of 669 MBoe driven by positive revisions of 805 MBoe attributable to an increase in SEC pricing offset by a negative revision of 159 MBoe attributable to estimated ultimate recovery ("EUR") adjustments, refined gas and

NGL processing assumptions, and unit configuration changes; as well as a reclassification of 1,315 MBoe to non-proved, as a result of operator activity in the Anadarko Basin; and
•the conversion of approximately 754 MBoe in PUD reserves into proved developed reserves as 183 horizontal locations were drilled.
As a mineral and royalty interests owner, we do not incur any capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by the operator. As a result, during the year ended December 31, 2021, we did not have any expenditures to convert PUDs to proved developed reserves.
We identify drilling locations based on our assessment of current geologic, engineering and land data. This includes DSU formation and current well spacing information derived from state agencies and the operations of the exploration and production companies drilling our mineral and royalty interests. We generally do not have evidence of approval of our operators’ development plans, however, we use a deterministic approach to define and allocate locations to proved reserves. While many of our locations qualify as geologic PUDs, we limit our PUDs to the quantities of oil and gas that are reasonably certain to be recovered in the next five years. As of December 31, 2021 and 2020, approximately 19% and 28%, respectively, of our total proved reserves were classified as PUDs.

Oil, Natural Gas and NGL Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Production Data:
Oil (MBbls)	1,677	1,823	1,515
Natural gas (MMcf)	5,886	5,809	4,707
NGLs (MBbls)	642	680	407
Total (MBoe)(1)(2)	3,300	3,471	2,706
Average realized prices:
Oil ($/Bbl)	$66.08	$37.26	$54.16
Natural gas ($/Mcf)	4.60	1.80	2.07
NGLs ($/Bbl)	29.35	11.61	15.03
Total ($/Boe)(2)	$47.49	$24.85	$36.17
Average costs (per Boe);
Gathering, transportation and marketing	$2.07	$2.01	$1.84
Severance and ad valorem taxes	2.82	1.62	2.37
Depreciation, depletion, and amortization	11.12	13.90	11.43
General and administrative(3)	3.87	4.06	4.40
Interest expense, net	0.52	0.26	2.07
Loss (gain) on derivative instruments, net	—	—	0.21
Total	$20.40	$21.85	$22.32
(1) May not sum or recalculate due to rounding.
(2) “Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.
(3) General and administrative expenses exclude share-based compensation expenses.

Productive Wells
Productive wells consist of producing horizontal wells, wells capable of production and exploratory, development or extension wells that are not dry wells. As of December 31, 2021, we owned mineral and royalty interests in 8,595 gross productive horizontal wells, which consisted of 7,909 oil wells and 688 natural gas wells.

We do not own any working interests in any wells. Accordingly, we do not own any net wells as such term is defined by Item 1208(c)(2) of Regulation S-K.
Acreage
The following table sets forth information relating to our acreage for our mineral and royalty interests as of December 31, 2021:

Basin	Gross DSU Acreage	Net Royalty Acreage	100% Royalty Acreage
Delaware	377,145	29,735	3,720
Midland	141,040	6,335	790
SCOOP	217,360	11,435	1,430
STACK	145,975	8,195	1,020
DJ	353,490	24,740	3,090
Williston	527,340	8,155	1,020
Other	74,235	3,780	470
Total	1,836,585	92,375	11,540
The vast majority of our mineral and royalty interests are leased to our operators with greater than 90% of our approximately 88,145 leased net royalty acres being held by production as of December 31, 2021. In addition, we had approximately 4,230 net royalty acres that were not leased as of December 31, 2021.
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

	Years Ended December 31,
	2021	2020	2019
Development wells:
Productive	688	719	906
Dry(1)	—	—	—
Total	688	719	906
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
Water Discharges and NORM

The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The scope of federal jurisdictional reach over waters of the United States (“WOTUS”) has been subject to substantial revision in recent years. In January 2020, the EPA and the U.S. Army Corps of Engineers (the “Corps”) replaced a prior 2015 rule with the narrower Navigable Waters Protection Rule; challenges are pending against these rulemakings, and the Biden Administration has announced plans to establish its own definition of WOTUS. Most recently, the EPA and the Corps published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the Clean Water Act and the definition of WOTUS. Therefore, the scope of jurisdiction under the Clean Water Act is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or “OPA,” amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.
In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.
Air Emissions

The Clean Air Act of 1963 (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require our operators to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, in December 2019, the EPA reclassified Colorado’s ozone nonattainment areas under the National Ambient Air Quality Standards ("NAAQS") from moderate to serious nonattainment. At times, the EPA may consider revising these NAAQS. For example, the Biden Administration has announced plans to formally review a prior EPA decision to retain, without revision, the 2015 NAAQS for ozone. Also, the Colorado Air Quality Control Commission has approved new rules to reduce emissions from oil and gas operations in the state, including requirements for more extensive emissions monitoring and reporting. These revisions could increase the costs of development and production on our properties, potentially impairing the economic development of our properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions (“NDCs”) every five years after 2020. Although the United States had withdrawn from the Paris Agreement, President Biden recommitted the United States to the agreement by executive order and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th conference of parties (“COP26”) in

Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions remain unclear at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including action taken by President Biden with respect to his climate change related pledges. On January 27, 2021, President Biden issued an executive order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land, including the Department of Interior’s publication of a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. Substantially all of our mineral interests are located on private lands, but we cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas (“LNG”) export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulting in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations, as well as those of our operators. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may adversely impact the production or attractiveness of our assets.

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
Hydraulic fracturing typically is regulated by state oil and natural gas commissions or similar agencies, but the EPA has asserted federal regulatory authority pursuant to the U.S. Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued permitting guidance that applies to such activities. Additionally, the EPA issued final CAA regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of emissions of methane and volatile organic compounds released during hydraulic fracturing. In September 2020, the Trump Administration revised these regulations to remove the transmission and storage segments from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments. In November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirements, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year.
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
Endangered Species Act

The Endangered Species Act (the “ESA”) restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause our operators to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. Recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes the Permian Basin, and Greater Sage Grouse, which can be found across a large swath of the northwestern United States in oil and gas producing states, and to reconsider listing the species under the ESA. In July 2020, the US Fish and Wildlife Service ("FWS") determined that sufficient information had been presented to warrant a 12-month review for listing of the Dunes Sagebrush Lizard, which review is ongoing; the agency is also reviewing a candidate conservation agreement with assurances for the species. In June 2021, the FWS proposed to list two distinct population segments of the Lesser Prairie Chicken, whose range extends to areas where we may hold mineral interests, under the ESA. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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
Judicial and Legislative Matters

Muscogee (Creek) Nation Reservation
On July 9, 2020, the U.S. Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Although the Court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations in Oklahoma that may similarly be found to not have been disestablished. State district courts in Oklahoma, applying the analysis in the U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation, have ruled that the Cherokee, Chickasaw, Seminole, Quapaw and Choctaw reservations likewise have not been disestablished. Other nations, such as the Osage Nation, have also sought to have findings of disestablishment overturned. While we cannot predict the full extent to which civil jurisdiction may be affected, the ruling could adversely affect title to our mineral interests, to the extent they are found to be located within reservation areas, and significantly impact laws and regulations to which we and our operators and interests are subject in Oklahoma, such as taxation, environmental regulation, and the permitting and siting of energy assets.
On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to many areas of Indian Country within Oklahoma, effectively extending Oklahoma’s authority for existing EPA-approved regulatory programs to lands within Oklahoma previously under the jurisdiction of the State before the U.S. Supreme Court’s ruling in McGirt. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval, and, in December 2021, the EPA proposed to withdraw and reconsider the October 2020 decision. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from the EPA.
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
Dakota Access Pipeline (“DAPL”)

On July 6, 2020, the U.S. District Court for the District of Columbia ordered vacatur of DAPL’s easement from the “Corps” and further ordered the shutdown of the pipeline by August 5, 2020 while the Corps completes a full environmental impact statement for the project. On January 26, 2021, the Court of Appeals for the District of Columbia affirmed the vacatur of the easement, but declined to require the pipeline to shut down while an Environmental Impact Statement is prepared. Following the denial of a rehearing en banc, on September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General and Plaintiffs and Dakota Access has filed its reply. On May 21, 2021, the District Court denied the Plaintiff’s request for an injunction and, on June 22, 2021, terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. The pipeline continues to operate pending completion of the Environmental Impact Statement which the Corps now estimates will be complete by the end of 2022. We cannot determine when or how future lawsuits will be resolved or the impact they may have on the DAPL. If future legal challenges to DAPL are successful, transportation costs for crude oil will likely increase in the Williston Basin, and the operators of our properties in the Williston Basin may choose to shut in wells if they are unable to connect those wells to other pipelines or obtain sufficient capacity on other pipelines at an effective cost, both of which may adversely impact our revenues and future production from our properties in the Williston Basin.

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
Seasonality of Business
Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting our overall business plans. Additionally, some of the areas in which our properties are located are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, our operators may be unable to move their equipment between locations, thereby reducing their ability to operate our wells, reducing the amount of oil and natural gas produced from the wells on our properties during such times. For example, the prior winter storms in February 2021 adversely affected operator activity and production volumes in the southern United States, including in the Permian Basin. Additionally, extended drought conditions in the areas in which our properties are located could impact our operators’ ability to source sufficient water or increase the cost for such water. Furthermore, demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for our natural gas production during our first and fourth quarters. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that we may realize on an annual basis.

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
Headcount and Demographics
As of December 31, 2021, we had 44 full-time employees and six temporary employees. All of our employees are located in our Austin, Texas office. In addition to our two founders, we currently have approximately 12 full-time employees in our engineering and geology departments, seven full-time employees dedicated to our ground game acquisition and business development departments, eight full-time employees in our land department, and 14 full-time employees in our finance, accounting, information technology and legal departments. The vast majority of our temporary employees are part-time employees that assist the ground game acquisition and business development departments. Approximately 46% of our employees are female and approximately 34% of our employees identify as minorities. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. We hire independent contractors on an as needed basis.
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
•We provide onsite fitness classes four days a week, providing our employees with the opportunity to be active, boost their mental health and interact with others from different departments.

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

Workplace Safety
We care about the safety of our colleagues and all visitors to our workplace. During 2021, our continued focus on workplace safety from 2020 enabled us to keep our offices open in spite of the ongoing COVID-19 pandemic. Once COVID-19 vaccines were available, we provided vaccination encouragement payments to those employees that chose to get vaccinated and boosted. As a result, approximately 85% of our employees have received at least two doses of the COVID-19 vaccine.

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

•If oil, natural gas and NGL prices decline significantly, we could be required to record additional impairments of our proved oil, natural gas and NGL properties that would constitute a charge to earnings and reduce our stockholders’ equity.

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

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the continuing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, has caused a disruption to the oil and natural gas industry and to our business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. Furthermore, the COVID-19 pandemic has affected our operations by (i) rendering our personnel unable to access company facilities for an extended period of time, (ii) contributing to a steep decline in commodities prices in 2020, which reduced activity by our operators and the amounts of royalty payments we received, (iii) causing some of the Company’s operators to shut in and curtail production from wells on the Company’s properties for a period of time, (iv) limiting our access to the capital markets on terms favorable to us and adversely affected our capital resources and (v) reducing the level of potential acquisition opportunities we have been able to identify, limiting our ability to execute on our growth strategy of acquiring additional mineral and royalty interests. Additionally, the steps taken by national, state and local governments to curb the spread of the COVID-19 pandemic, including stay-at-home orders, quarantines, travel restrictions and business shutdowns, and the implications on our operators’ workforce of a COVID-19 infection, have limited our operators’ ability to maintain production from our properties. Such orders and the other impacts of the COVID-19 pandemic may have limited the ability of our operators to access our properties and maintain their existing production and development activities, and any similar or more restrictive measures taken in the future could have similar effects.

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

Substantially all of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests are sold. Prices of oil, natural gas and NGLs are volatile due to factors beyond our control. A significant drop in the price of oil or a substantial or extended decline in commodity prices in the future may adversely affect our business, financial condition or results of operations.

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, during the past five years, the posted price for WTI light sweet crude oil has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $85.64 per barrel in October 2021. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Certain actions by OPEC+ in the first half of 2020, combined with the impact of the continued outbreak of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the U.S., contributed to the historic low price for oil in April 2020. While the prices for oil have generally stabilized and also increased, such prices have historically remained volatile, which may adversely affect the prices at which production from our properties is sold as well as the production activities of operators on our properties. This, in turn, may materially affect the amount of royalty payments that we receive from such operators.
Any substantial decline in the price of oil, natural gas and NGLs or a prolonged period of low commodity prices will also materially adversely affect our business, financial condition, results of operations and free cash flow. In addition, the quantities of oil, natural gas and NGLs produced from our properties has a significant impact on our operating results and financial condition. Lower oil, natural gas and NGL prices may reduce the amount of oil, natural gas and NGLs that can be produced economically by our operators, which may reduce our operators’ willingness to develop and/or continue to produce our properties. For example, partially due to the decrease in prices for oil in 2020, many operators on our properties substantially reduced their development activities and capital expenditures in 2021. Additionally, lower commodity prices resulted in some of the Company's operators temporarily shutting in or curtailing production from wells on its properties during the second quarter of 2020.

A deterioration in commodity prices, decrease in production levels, or reduction in operator production activities may result in our having to make substantial downward adjustments to our estimated proved, probable or possible reserves. If this occurs or if production estimates change or exploration or development results deteriorate, the full cost method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. In addition, the borrowing base under our revolving credit facility is determined based on our estimated proved reserves, and any negative revisions to our estimated proved reserves would in turn reduce our borrowing base, reducing the amount available to fund our operations through borrowings under our revolving credit facility.

We depend on various unaffiliated operators for all of the exploration, development and production on the properties underlying our mineral and royalty interests. Substantially all of our revenue is derived from royalty payments made by these operators. A reduction in the expected number of wells to be drilled on our acreage by these operators or the failure of our operators to adequately and efficiently develop and operate our acreage could have an adverse effect on our results of operations. In particular, partly in response to the significant decrease in prices for oil in 2020, many of our operators substantially reduced their development activities and capital expenditures in 2021. The number of new wells drilled in many of our focus areas decreased in 2021, and such slower development pace may occur again in the future.
Our assets consist of mineral and royalty interests. Because we depend on third-party operators for all of the exploration, development and production on our properties, we have little to no control over the operations related to our properties. For the year ended December 31, 2021, we received revenues from over 178 operators with approximately 67% of our royalty revenues coming from the top ten operators on our properties, four of which each accounted for more than 10% of such royalty revenues. The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Furthermore, in response to the significant decrease in prices for oil in 2020, many of our operators substantially reduced their development activities, capital expenditures, rig count and completion crews in 2021. Additionally, certain investors have requested operators adopt initiatives to return capital to investors, which could also reduce the capital available to our operators for investment in exploration, development and production activities. Our operators may further reduce capital expenditures devoted to exploration, development and production on our properties in the future, which could negatively impact revenues we receive. The number of new wells drilled in many of our focus areas decreased in 2021, and such slower development pace may continue in the future, especially as a consequence of any reductions in operators’ capital expenditures. Moreover, over the last two years, many of our operators have announced that they plan to drill fewer wells per section than previously anticipated, due in part to greater well-interference between parent and child wells than previously anticipated and an increased focus on overall capital efficiency.

If production on our mineral and royalty interests decreases due to decreased development activities, as a result of the low commodity price environment, limited availability of development capital, production-related difficulties or otherwise, our results of operations may be adversely affected. For example, in 2020, the amount of royalty payments we received from our operators decreased due to the lower prices at which our operators were able to sell production from our properties and reduced production activities by our operators. Further, depressed commodity prices caused some of our operators to voluntarily shut in and curtail production from wells on our properties earlier in 2020. Although most of these have come back online, an additional or extended period of depressed commodity prices may cause additional operators to take similar action or even to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under more favorable pricing conditions, both of which would decrease the amount of royalty payments we receive from our operators. Our operators are often not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). Our operators could determine to drill and complete fewer wells on our acreage than is currently expected. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that are largely outside of our control, including:
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

There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Additionally, acquisition opportunities vary over time as volatile commodity prices drive ever changing market dynamics, which can constrain our ability to capture these opportunities Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing. In addition, these acquisitions may be in geographic regions in which we do not currently hold properties, which could subject us to additional and unfamiliar legal and regulatory requirements. Further, the success of any completed acquisition will depend on our ability to integrate effectively the acquired assets into our existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources.
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

We cannot assure you that the analogies our operators draw from available data from the wells on our acreage, more fully explored locations or producing fields will be applicable to their drilling locations. Further, initial production rates reported by our or other operators in the areas in which our reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of operators have previously announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, we do not know if the potential drilling locations our operators have identified will ever be drilled or if our operators will be able to produce oil, natural gas or NGLs from these or any other potential drilling locations. As such, the actual drilling activities of our operators may materially differ from those presently identified, which could adversely affect our business, results of operation and free cash flow.
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

A failure on the part of the operators to make royalty payments gives us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a proceeding under Title 11 of the United States Code (the “Bankruptcy Code”), in which case our right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired. For example, certain of our operators have recently commenced bankruptcy proceedings under the Bankruptcy Code and their future operations and ability to make royalty payments to us may be adversely affected by such proceedings. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have a substantial period of time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another operator. In the event that the operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, the replacement operator may not achieve the same levels of production or sell oil or natural gas at the same price as the operator it replaced. Additionally, in low commodity price environments, such as that experienced in 2020, some operators have attempted to make improper deductions by netting negative gas price realizations against positive oil royalties and other operators may attempt to do so in the future. We have taken action and will continue to take action to protect our rights; however, we cannot predict whether we will ultimately be successful.

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

In the future, we may need capital in excess of the amounts we retain in our business or borrow under our revolving credit facility. The level of borrowing base available under our revolving credit facility is largely based on our estimated proved reserves and our lenders' price decks and will be reduced to the extent commodity prices decrease. Furthermore, we cannot assure you that we will be able to access other external capital on terms favorable to us or at all. Additionally, our ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If we are unable to fund our capital requirements, we may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operation and free cash flow.

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

As of December 31, 2021, only 28,911 MBoe of our total estimated reserves were proved developed reserves. The remaining 6,894 MBoe, 48,394 MBoe and 25,996 MBoe of our total estimated reserves as of December 31, 2021 were PUDs, probable undeveloped reserves and possible undeveloped reserves, respectively, and may not ultimately be developed or produced by the operators of our properties. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations, and the decision to pursue development of an undeveloped drilling location will be made by the operator and not by us. We generally do not have access to the estimated costs of development of these reserves or the scheduled development plans of our operators. The reserve data included in the reserve report audited by CG&A assumes that our operators must incur substantial capital expenditures to develop the reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of the development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop our reserves or decreases in commodity prices will reduce the future net revenues of our estimated undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved undeveloped reserves as unproved reserves.

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

The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly water and sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, our operators rely on independent third-party service providers to provide many of the services and equipment necessary to drill new wells. In addition, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances resulting from the ongoing COVID-19 pandemic, resulting in increased costs of the goods, services and labor used by our operators, which has increased their operating costs. If our operators are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer. Shortages of, or an increase in costs for, drilling rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict our operators’ exploration and development operations, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

The marketability of oil, natural gas and NGL production is dependent upon transportation, pipelines and refining facilities, which neither we nor many of our operators' control. Any limitation in the availability of those facilities could interfere with our or our operators’ ability to market our or our operators’ production and could harm our business.

The marketability of our or our operators’ production depends in part on the availability, proximity and capacity of pipelines, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from our wells may be insufficient to support the construction of pipeline facilities, and the shipment of our or our operators’ oil, natural gas and NGLs on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we or our operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing or refining-facility capacity could reduce our or our operators’ ability to market the production from our properties and have a material adverse effect on our financial condition, results of operations and free cash flow. Our or our operators’ access to transportation options and the prices we or our operators receive can also be affected by federal and state regulation-including regulation of oil, natural gas and NGL production, transportation and pipeline safety-

as well by general economic conditions and changes in supply and demand. In addition, the third parties on whom we or our operators rely for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting our business.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil, natural gas and NGL reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil, natural gas and NGLs and assumptions concerning future oil, natural gas and NGL prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved, probable and possible reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved, probable and possible reserves and related valuations as of December 31, 2021, 2020 and 2019 were audited by CG&A. CG&A conducted a detailed review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. For example, due to the deterioration in commodity prices and operator activity in 2020 as a result of the COVID-19 pandemic and other factors, the commodity price assumptions used to calculate our reserves estimates declined, which in turn lowered our proved reserve estimates. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs that are ultimately recovered being different from our reserve estimates.

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

SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional proved undeveloped reserves as the operators of our properties pursue their drilling programs. Moreover, we may be required to write down our proved undeveloped reserves if those wells are not drilled within the required five-year timeframe. Furthermore, we typically do not have access to the drilling schedules of our operators and make our determinations about their estimated drilling schedules from any development provisions in the relevant lease agreement and the historical drilling activity, rig locations, production data and permit trends, as well as investor presentations and other public statements of our operators. Although we believe that our approach in making such determinations is conservative, the accuracy of any such determination is inherently uncertain and subject to a number of assumptions and factors outside of our control, including but not limited to those described under “We depend on various unaffiliated operators for all of the exploration, development and production on the properties underlying our mineral and royalty interests. Substantially all of our revenue is derived from royalty payments made by these operators. A reduction in the expected number of wells to be drilled on our acreage by these operators or the failure of our operators to adequately and efficiently develop and operate our acreage could have an adverse effect on our results of operations. In particular, partly in response to the significant decrease in prices for oil in 2020, many of our operators substantially reduced their development activities and capital expenditures in 2021. The number of new wells drilled in many of our focus areas decreased in 2021, and such slower development pace may occur again in the future.” Any significant variance between our estimates and the actual drilling schedules of our operators may require us to write down our proved undeveloped reserves.

If oil, natural gas and NGL prices decline significantly, we could be required to record additional impairments of our proved oil, natural gas and NGL properties that would constitute a charge to earnings and reduce our stockholders’ equity.

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

The drilling activities of the operators of our properties will be subject to many risks. For example, we will not be able to assure our stockholders that wells drilled by the operators of our properties will be productive. Drilling for oil, natural gas and NGLs often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil, natural gas or NGLs to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that oil, natural gas or NGL is present or that it can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our operators’ drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:
•unusual or unexpected geological formations;
•loss of drilling fluid circulation;
•title problems;
•facility or equipment malfunctions;
•unexpected operational events;
•shortages or delivery delays of equipment and services;
•compliance with environmental and other governmental requirements; and
•adverse weather conditions, including the prior winter storms in February 2021 that adversely affected operator activity and production volumes in the southern United States, including in the Permian Basin.
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

A deterioration in general economic, business, political or industry conditions, such as those experienced in 2020, could materially adversely affect our results of operations, financial condition and free cash flow.

In recent years, concerns over global economic conditions, energy costs, geopolitical issues, the impacts of the COVID-19 pandemic, inflation, the availability and cost of credit and slow economic growth in the United States have contributed to significantly reduced economic activity and diminished expectations for the global economy. Additionally, recent acts of protest and civil unrest have caused economic and political disruption in the United States. Meanwhile, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. An oversupply of crude oil in 2020 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of our operators to continue operations and ultimately materially adversely impact our results of operations, financial condition and free cash flow.

Risks Related to Environmental and Regulatory Matters

Conservation measures, technological advances and increasing attention to ESG matters could materially reduce demand for oil, natural gas and NGLs, availability of capital and adversely affect our results of operations and the trading market for shares of our Class A common stock.

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

It is also possible that the concerns about the production and use of fossil fuels will reduce the number of investors willing to own shares of our Class A common stock, adversely affecting the market price of our Class A common stock. For example, certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to divest from, or not provide funding to, the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors and other financial institutions to inform their investment, financing and voting decisions, and unfavorable ESG ratings may lead to increased negative sentiment toward us from such institutions. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours and also adversely affect our availability of capital. Additionally, to the extent ESG matters negatively impact our or our operators’ reputation, we or our operators may not be able to compete as effectively to recruit or retain employees, which may adversely affect our or our operators’ operations.

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
Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations. For example, in November 2021, the Pipeline and Hazardous Materials Safety Administration issued a final rule significantly expanding reporting and safety requirements for operators of gas gathering pipelines, including previously unregulated pipelines. Compliance with such regulations may require increased capital costs for third-party oil, natural gas and NGL transporters. These transporters may attempt to pass on such costs to our operators, which in turn could affect profitability on our properties.

Our operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.

Our operators may be required to make significant expenditures to comply with the laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. For example, following the election of President Biden and a Democratic majority in both houses of Congress, it is possible that our operators may continue to be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and GHG emissions. Please read “Item 1—Business—Regulation of Environmental and Occupational Safety and Health Matters” for a description of the laws and regulations that affect our operators and that may affect us. These and other potential regulations could increase the operating costs of our operators and delay production and may ultimately impact our operators’ ability and willingness to develop our properties.

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

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which our properties are located. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. In April 2019, Colorado adopted Senate Bill 19-181, which made sweeping changes in Colorado oil and gas law, including among other matters, requiring the COGCC to prioritize public health and environmental concerns in its decisions, instructing the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. In keeping with SB 19-181, the COGCC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental resources. Most significantly, these revisions established more stringent setbacks (2,000 feet, instead of the prior 500-foot) on new oil and gas development and eliminated routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, further restrictions for oil and gas activities, such as requiring greater setbacks. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Additionally, on December 17, 2021, the Colorado Air Quality Control Commission adopted regulations aimed at curbing methane emissions from oil and gas operations to include setting methane emission limits per 1,000 Boe produced, more frequent inspections and limits on emissions during maintenance.
Separately, several state and federal agencies have examined a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. The United States Geological Survey has identified eight states, including Oklahoma and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. To that end, states in which some of our operators operate have introduced protocols or guidance regarding saltwater disposal wells. For example, in September 2021, the RRC issued a notice to operators in the Midland area to reduce saltwater disposal well actions and provide certain data to the commission. Subsequently, the RRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. Separately, New Mexico has implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, our operators may be required to curtail operations or adjust development plans, which may adversely affect our business.

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

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, our operations as well as the operations of our operators and our operators’ suppliers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirements, and reduction of emissions by 95% through capture and control systems. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule, and anticipates the issuance of a final rule by the end of the year. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions (“NDCs”) every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at COP26, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our operators’ operations.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including action taken by President Biden with respect to his climate change related pledges. On January 27, 2021, President Biden issued an executive order that called for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land, including the Department of Interior’s publication of a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. Substantially all of our mineral interests are located on private lands, but we cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although we cannot predict the effects of these actions, such limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

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

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patters, that could adversely impact our operations, as well as those of our operators and their supply chains. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities, including any future legislation that generally affects the taxation of natural gas and oil exploration and development companies such as our operators, could adversely affect our results of operation and free cash flow.

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or our operators, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals have included an increase in the U.S. federal income tax rate applicable to corporations (such as Brigham Minerals) from 21%, the imposition of a minimum tax on book income for certain corporations, the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock, and the elimination of certain tax subsidies for fossil fuels. Congress could consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect us or our operators’ operations on the properties in which we hold interests, which, in turn, could adversely affect our results of operation and free cash flow.

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

In addition, as a result of one or more settlements approved by the FWS, the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The FWS did not make that deadline; however, review is reportedly ongoing. The designation of previously unidentified endangered or threatened species-such as the dunes sagebrush lizard or greater sage grouse-could cause our operators’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. In June 2021, the FWS proposed to list two distinct population segments of the lesser prairie chicken, whose range extend to areas where we may hold mineral interests, under the ESA. The FWS and similar state agencies may also designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands, which may reduce the profitability of our interests to the extent they are associated with such designations.

Risks Related to Our Financial and Debt Arrangements

Our derivative activities could result in financial losses and reduce earnings.
From time to time in the past we have used, and in the future we may use, derivative instruments for a portion of our future oil, natural gas and NGL production, including fixed price swaps, collars and basis swaps, to mitigate the risk and resulting impact of commodity price volatility. However, these hedging activities may not be as effective as we intend in reducing the volatility of our cash flows and, if entered into, are subject to the risks that the terms of the derivative instruments will be imperfect, a counterparty may not perform its obligations under a derivative contract, there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, our hedging policies and procedures may not be properly followed and the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. Further, we may be limited in receiving the full benefit of increases in oil, natural gas and NGL prices as a result of these hedging transactions. The occurrence of any of these risks could prevent us from realizing the benefit of a derivative contract. Further, our hedging activities are not likely to mitigate the entire exposure of our operations to commodity price volatility. We had no natural gas or oil derivative contracts in place as of December 31, 2021 and 2020. For the year ended December 31, 2019, we recorded a loss on commodity derivative instruments, net of $(0.6) million. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be diminished.

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
•pay dividends to or redeem or repurchase shares from our stockholders;
•make certain payments of junior indebtedness;
•enter into transactions with our affiliates;
•enter into certain restrictive agreements; and
•enter into swap agreements and hedging arrangements.
Our revolving credit facility restricts our ability to pay dividends to our stockholders or to repurchase shares of our Class A common stock. We also are required under our revolving credit facility to comply with, as of the most recently completed fiscal quarter, (i) a ratio of total net funded debt to consolidated EBITDA not to exceed 3.50 to 1.00, and (ii) a current ratio of not less than 1.00 to 1.00 and (iii) leverage (maximum 3.00x) and liquidity (minimum 10% of total revolving commitments) conditions with respect to the ability to pay dividends or distributions (other than permitted tax distributions). Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of free cash flow and events or circumstances beyond our control, such as a downturn in our business or the economy in general or reduced oil, natural gas and NGL prices. If we violate any of the restrictions, covenants, ratios or tests in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to pay dividends to our stockholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders can seek to foreclose on our assets.

The borrowings under our revolving credit facility expose us to interest rate risk.

We are exposed to interest rate risk associated with borrowings under the our revolving credit facility. Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted London Inter-Bank Offered Rate ("LIBOR") rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans, 2.500% to 3.500%. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. If interest rates increase, so will our interest costs, which may have a material adverse effect on our business, financial conditions and results of operations.

In 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration (the current LIBOR administrator) ceased publishing one-week and two-month U.S. dollar LIBOR tenors and announced that it will cease publishing all remaining U.S. dollar LIBOR tenors in June 2023. The Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, has recommended that U.S. dollar LIBOR be replaced by the Secured Overnight Financing Rate (“SOFR”) SOFR is an overnight rate backed by U.S. Treasury, rather than a term rate, making it an inexact replacement for LIBOR. Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question.

The current provisions in our revolving credit facility to change the benchmark rate for LIBOR loans from LIBOR to SOFR require calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between borrowers, lenders and contractual counterparties as a result of the switch to
SOFR, but there can be no assurance that the calculated spread will be fair and accurate. We cannot predict the effect of any such changes, any establishment of alternative reference rates or any other reforms that may be required and/or implemented given the developments with respect to LIBOR. The potential effect of the cessation of LIBOR or our future borrowing costs for any borrowings under our revolving credit facility cannot yet be determined

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

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
•our borrowing costs may increase;
•we will need a substantial portion of our free cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payment of dividends to our stockholders; and
•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
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

Brigham Minerals is a holding company and has no material assets other than its equity interest in Brigham LLC. Please see “Item 1—Business—Overview—Our Corporate Structure.” Brigham Minerals has no independent means of generating revenue. To the extent Brigham LLC has available cash, Brigham LLC is required to make (i) pro rata distributions to all its unitholders, including to Brigham Minerals, in an amount generally intended to allow such holders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Brigham LLC, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow Brigham Minerals to satisfy its actual tax liabilities and (ii) non-pro rata payments to Brigham Minerals in an amount sufficient to cover its corporate and other overhead expenses. In addition, as the sole managing member of Brigham LLC, we will cause Brigham LLC to make pro rata distributions to all of its unitholders, including to Brigham Minerals, in an amount sufficient to allow us to fund dividends to our stockholders in accordance with our dividend policy, to the extent our Board of Directors declares such dividends. Therefore, although we have paid dividends to our stockholders in the past and expect to pay dividends on our Class A common stock in amounts determined from time to time by our Board of Directors in the future, our ability to do so may be limited to the extent Brigham LLC and its subsidiaries are limited in their ability to make these and other distributions to us, including due to the restrictions under our revolving credit facility. To the extent that we need funds and Brigham LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

Furthermore, we are required to comply with the provisions of Section 404 of the Sarbanes Oxley Act, including the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal controls. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of December 31, 2021, our Sponsors beneficially own, on a combined basis, none of our outstanding shares of Class A common stock and approximately 45.5% of our shares of Class B common stock, representing 8.7% of our combined economic interest and voting power. As a result, this concentration of ownership allows our Sponsors to have significant influence over matters requiring stockholder approval, may deter hostile takeovers and may make it less likely that other holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of our Sponsors with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

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

Furthermore, while we believe that our Sponsor’s ownership interests in us provide them with an economic incentive to assist us to be successful, our Sponsors are not subject to any obligation to maintain their ownership interest in us. Our

Sponsors may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce their ownership interest in us, such as in the case of certain sales of our stock by our Sponsors in 2020 and 2021. Such actions could adversely affect our ability to successfully implement our business strategies, which could adversely affect our business, financial condition and results of operations.

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our directors, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities (including Pine Brook-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, one of our directors (Mr. Stoneburner) is a Managing Director of Pine Brook, which is in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties. In addition, Mr. Brigham, our executive chairman, is involved with certain other entities involved in the oil and gas industry, including Brigham Exploration Company, Atlas Permian Water, Atlas Permian Sand, Brigham Development, Anthem Ventures, Langford Energy Partners I, LLC and Brigham Oil & Gas, L.P., and Mr. Langford, one of our directors, is also involved with entities involved in the oil and gas industry, including Langford Energy Partners I, LLC and Brigham Oil & Gas, L.P. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

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

Brigham Minerals is a holding company and has no material assets other than its ownership of Brigham LLC Units, and Brigham Minerals does not have any independent means of generating revenue. To the extent Brigham LLC has available cash, Brigham LLC is required to make (i) pro rata distributions to all its unitholders, including to Brigham Minerals, in an amount generally intended to allow such holders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Brigham LLC, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow Brigham Minerals to satisfy its actual tax liabilities and (ii) non-pro rata payments to Brigham Minerals in an amount sufficient to cover its corporate and other overhead expenses. In addition, as the sole managing member of Brigham LLC, Brigham Minerals will cause Brigham LLC to make pro rata distributions to all of its unitholders, including to Brigham Minerals, in an amount sufficient to allow it to fund dividends to its stockholders in accordance with its dividend policy, to the extent its Board of Directors declares such dividends. Brigham LLC is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit Brigham Minerals ability to obtain cash from it. If Brigham LLC is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our free cash flow and financial position and our ability to fund any dividends.

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

In certain circumstances, Brigham LLC will be required to make tax distributions to the Brigham Unit Holders, including Brigham Minerals, and such tax distributions may be substantial. To the extent Brigham Minerals receives tax distributions in excess of its actual tax liabilities and retains such excess cash, the Original Owners that hold Brigham LLC Units would benefit from such accumulated cash balances if they exercise their Redemption Right.

Pursuant to the Brigham LLC Agreement, to the extent Brigham LLC has available cash (taking into account existing and projected capital expenditures), Brigham LLC is required to make generally pro rata distributions (which we refer to as “tax distributions”), to all its unitholders, including Brigham Minerals, in an amount generally intended to allow the Brigham Unit

Holders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Brigham LLC, based on certain assumptions and conventions, provided that tax distributions will be made sufficient to allow Brigham Minerals to satisfy its actual tax liabilities. The amount of such tax distributions will be determined based on certain assumptions, including an assumed individual income tax rate, and will be calculated after taking into account other distributions (including other tax distributions) made by Brigham LLC. Because tax distributions will be made pro rata based on ownership and due to, among other items, differences between the tax rates applicable to Brigham Minerals and the assumed individual income tax rate used in the calculation and requirements under the applicable tax rules that Brigham LLC’s net taxable income be allocated disproportionately to its unitholders in certain circumstances, tax distributions may significantly exceed the actual tax liability for many of the Brigham Unit Holders, including Brigham Minerals. If Brigham Minerals retains the excess cash it receives, the Original Owners that hold Brigham LLC Units would benefit from any value attributable to such accumulated cash balances upon their exercise of the Redemption Right. However, we expect to use such accumulated cash balances to pay dividends in respect of our Class A common stock or to take other steps to eliminate any material cash balances. In addition, the tax distributions Brigham LLC will be required to make may be substantial and may exceed the tax liabilities that would be owed by a similarly situated corporate taxpayer. Funds used by Brigham LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business, except to the extent Brigham Minerals uses the excess cash it receives to reinvest in Brigham LLC for additional units.

The U.S. federal income tax treatment of distributions on our Class A common stock to a holder will depend upon our tax attributes and the holder’s tax basis in our stock, which are not necessarily predictable and can change over time.

Distributions of cash or other property on our Class A common stock, if any, will constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. To the extent those distributions exceed our current and accumulated earnings and profits, the distributions will be treated as a non-taxable return of capital to the extent of the holder’s tax basis in our Class A common stock and thereafter as capital gain from the sale or exchange of such common stock. Also, if any holder sells our Class A common stock, the holder will recognize a gain or loss equal to the difference between the amount realized and the holder’s tax basis in such Class A common stock.

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

Certain of our Original Owners own shares of our Class A common stock and, subject to certain limitations and exceptions, the Original Owners that hold Brigham LLC Units may require Brigham LLC to redeem their Brigham LLC Units for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions), and our Original Owners may sell any of such shares of Class A common stock. As of February 18, 2022, we had outstanding 48,360,253 shares of Class A common stock and 11,371,517 shares of Class B common stock, representing approximately 19.0% of our total outstanding shares. The Sponsors are party to a registration rights agreement, which requires us to effect the registration of their shares in certain circumstances. See “Item1—Business—Overview—Our Corporate Structure” and “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

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

Our organizational structure confers certain benefits upon the Original Owners that hold Brigham LLC Units that will not benefit the holders of our Class A common stock to the same extent as it will benefit those Original Owners.

Our organizational structure confers certain benefits upon the Original Owners that hold Brigham LLC Units that do not benefit the holders of our Class A common stock to the same extent as it will benefit those Original Owners. Brigham Minerals is a holding company and has no material assets other than its ownership of Brigham LLC Units. As a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Brigham LLC to provide distributions to us. If Brigham LLC makes such distributions, the Original Owners that hold Brigham LLC Units will be entitled to receive equivalent distributions from Brigham LLC on a pro rata basis. However, because we must pay taxes, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Brigham LLC to the Original Owners on a per unit basis. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

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
There is no market for our Class B common stock. As of February 18, 2022, we had 42 holders of record of our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the stockholders generally. Please see "Item 1—Business—Overview—Our Corporate Structure."

Holders of Record
On February 18, 2022, the closing price of our Class A common stock on the NYSE was $22.12 per share. As of February 18, 2022, we had approximately 52 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street” name.

Dividend Policy
We paid our first quarterly cash dividend on our Class A common stock on August 29, 2019 to our Class A stockholders and have continued to pay quarterly cash dividends to date. The amount of our dividend has varied quarter to quarter from a high of $0.45 per share to a low of $0.14 per share. Our current dividend structure, implemented during the third quarter of 2021, consists of a base dividend of $0.14 per share of Class A common stock plus a variable dividend. We expect to pay future dividends on our Class A common stock in amounts determined from time to time by our Board of Directors. However, the declaration and payment of any future dividends by us will be at the sole discretion of our Board of Directors, which may change our dividend policy at any time. Our Board of Directors will take into account:
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2021.
Performance Graph
The performance graph below compares the cumulative total returns of our Class A common stock over the period from April 18, 2019, the date our Class A common stock began trading on the NYSE, through December 31, 2021 with the cumulative total returns for the same period for the S&P 500 index and S&P Oil and Gas Exploration & Production index. The cumulative stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A common stock on April 18, 2019, and in the S&P 500 index and S&P Oil and Gas Exploration & Production index on the same date.

PERFORMANCE GRAPH
Among Brigham Minerals, Inc., the S&P 500 Index, and the S&P Oil and Gas Exploration & Production Index
$200
$175
$150
$125
$100
$75
$50
$25
Investment Value
04/18/19
4/19
6/19
9/19
12/19
03/20
06/20
09/20
12/20
3/21
6/21
9/21
12/21
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

Item 6.      [Reserved]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Brigham Minerals, Inc. (the "Company," "we," "us," or "our") is the managing member of Brigham Minerals Holdings, LLC (“Brigham LLC”) and is responsible for all operational, management and administrative decisions related to Brigham LLC and its operating subsidiaries’ business. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report.
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
Overview
Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our stockholders through (i) the growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of December 31, 2021, we owned 92,375 net royalty acres across 36 counties within the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.
Financial and Operational Overview:
•Our production volumes decreased 5%, to 9,040 Boe/d (70% liquids, 51% oil), for the year ended December 31, 2021 as compared to the prior year.
•Our mineral and royalty revenues composed of crude oil, natural gas and NGL sales increased 82%, to $156.7 million, for the year ended December 31, 2021 as compared to the prior year.
•Our net income for the year ended December 31, 2021 was $68.0 million. Our net loss for the twelve months ended December 31, 2020 was $58.0 million. Adjusted Net Income for December 31, 2020 was $7.1 million, excluding an after-tax impairment to oil and gas properties of $65.1 million. Adjusted EBITDA and Adjusted EBITDA ex lease bonus increased 103% to $132.3 million, and 115% to $127.8 million, respectively, for the year ended December 31, 2021 as compared to the prior year. Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate Our Operations—Adjusted EBITDA and Adjusted EBITDA Ex Lease Bonus."
•As of December 31, 2021, Brigham Minerals had a cash balance of $20.8 million and $137.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $157.8 million.
•On February 18, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.45 per share of Class A common stock payable on March 25, 2022 to stockholders of record at the close of business on March 18, 2022. This brings the total capital returned to stockholders related to financial results from fiscal year 2021 to $1.52 per share

2021 Acquisition
On December 15, 2021, Rearden Minerals, LLC, ("Rearden"), a wholly owned subsidiary of Brigham Minerals, acquired certain mineral and royalty assets in the DJ Basin from Principle Energy, LLC and Regal Petroleum LLC (D/B/A Regal Royalty, LLC), in each case, an unrelated seller (collectively, the “Sellers”). Upon closing of the acquisition, the Company and Rearden delivered to the Sellers $43.1 million of cash consideration, net of $1.7 million of customary closing adjustments and 2,180,128 shares of the Company’s Class A common stock. The combined cash consideration and acquisition shares issued totaled $89.4 million.
Market Environment and COVID-19
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, with the gradual easing of COVID-19 lockdown restrictions globally, primarily due to the increase in accessibility of vaccines and demand for the commodities produced by the oil and natural gas industry have continued to improve. In addition, commodity prices have continued to improve substantially from historic lows in 2020 and the current outlook on commodity prices is generally favorable. However, the duration of COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.
In connection with the previously mentioned COVID-19 pandemic and resulting market and commodity price challenges experienced during 2020, we saw reduced levels of potential acquisition opportunities. With an improvement in commodity prices in 2021 and into 2022, along with our financial strength, we believe we are well positioned to capture attractive opportunities that will generate stockholder value. Given that our capital allocation is within our control, we believe that the liquidity provided by our cash flow from operations, proceeds from portfolio rationalizations and borrowings under our revolving credit facility will provide us with sufficient capital to execute our current strategy.

Operational Update
Mineral and Royalty Interest Ownership Update
During the year ended December 31, 2021, the Company completed 62 ground game transactions and one marketed transaction in the DJ Basin acquiring 6,090 net royalty acres (standardized to a 1/8th royalty interest) net of asset sales. The aggregate consideration paid for new assets in 2021 was approximately $150.3 million, including the equity consideration for the DJ Basin acquisition. The Company deployed approximately 35% of its mineral acquisition capital in 2021 to the Permian Basin (18% Delaware and 17% Midland), 1% to the Williston Basin and 64% to the DJ Basin. The acquired minerals are expected to deliver near-term production and cash flow growth with the addition of 231 gross DUCs (3.0 net DUCs) and 292 gross permits (2.2 net permits) to our inventory counts. As of December 31, 2021, the Company owned roughly 92,375 net royalty acres, encompassing 12,220 gross (109.4 net) undeveloped horizontal locations, across 36 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the SCOOP/STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

The table below summarizes the Company’s mineral and royalty interest ownership as of the dates indicated and changes in such ownership on an annual basis.

	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Net Royalty Acres
December 31, 2021	29,735	6,335	11,435	8,195	24,740	8,155	3,780	92,375
December 31, 2020	28,330	5,220	11,400	10,725	15,890	7,950	6,770	86,285
Acres Added & (Sold) in 2021	1,405	1,115	35	(2,530)	8,850	205	(2,990)	6,090
% Added & (Sold) in 2021	5%	21%	—%	(24)%	56%	3%	(44)%	7%

Operating Activity Update
DUC Conversions
In 2021, the Company identified approximately 495 gross DUCs (2.2 net DUCs) converted to production, representing 69% of its gross DUC inventory (60% of its net DUCs) as of year-end 2020. 2021 conversions of gross wells by status are summarized in the graph below:

Drilling Activity
During 2021 the Company saw 656 gross (5.0 net) wells spud on its acreage position as of December 31, 2021. 60% of gross (75% net) wells spud were in the Permian Basin, with 34% gross (35% net) wells spud in the Delaware Basin and 26% gross (40% net) wells spud in the Midland Basin:

DUC and Permit Inventory
The Company expects any near-term production growth will be driven by the continued conversion of its DUC and permit inventory. Brigham’s DUC and permit inventory as of December 31, 2021 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	SCOOP	STACK	DJ	Williston	Other	Total
Gross Inventory
DUCs	221	218	25	11	221	139	15	850
Permits	298	57	18	6	248	232	14	873
Net Inventory
DUCs	2.3	2.2	0.1	0.1	2.4	0.3	0.1	7.4
Permits	2.5	0.2	0.1	0.1	2.1	0.5	—	5.5
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $85.64 per barrel in October 2021. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of December 31, 2021, the posted price for oil was $75.33 per barrel and the Henry Hub spot market price of natural gas was $3.82 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically as well as the amount of capital they are willing to spend.
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
Oil and Gas Properties
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (full cost ceiling limitation). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling limitation is calculated at each reporting period. The ceiling limitation calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of December 31, 2021, 2020 and 2019, the SEC gas prices were $66.56, $39.57, and $55.65, respectively, per barrel for oil, adjusted by area for energy content, transportation fees and regional price differentials, and the SEC gas prices were $3.64, $2.00, and $2.60, respectively, per MMBtu for natural gas, adjusted by area for energy content, transportation fees and regional price differentials. As a result of the decline in the SEC oil prices and SEC gas prices during the twelve months ended December 31, 2020, and taking into consideration certain reclassification of proved undeveloped reserves to probable and possible reserves during the three months ended December 31, 2020, as a result of a slowdown in operator activity, the net book value of oil and natural gas properties exceeded the ceiling limitation as of September 30, 2020 and December 31, 2020, resulting in an impairment charge of $79.6 million to oil and gas properties, net during the year ended December 31, 2020. There were no impairment charges during the years ended December 31, 2021 and 2019.
A significant and prolonged decline in the SEC oil price or the SEC gas price could cause many of our operators to reduce substantially their development activities and capital expenditures, which could lead to additional impairment charges in the future and such impairment charges could be material. In addition to the impact of lower prices, any future changes to assumptions of drilling and completion activity, development timing, acquisitions or divestitures of oil and gas properties, proved undeveloped locations, and production and other estimates may require revisions to estimates of total proved reserves which would impact the amount of any impairment charge. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development activities, production data, economics and other factors, we may be required to write down the carrying value of our properties in future periods. The risk that we will be required to recognize impairments of our oil, natural gas and NGL properties increases during sustained periods of low commodity prices. In addition, impairments could occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. If we incur impairment charges in the future, our results of operations for the periods in which such charges are taken may be materially and adversely affected.
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
Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of December 31, 2021 and 2020. For the year ended December 31, 2019, we recorded a loss on commodity derivative instruments, net of $0.6 million.
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
We define Adjusted Net Income as Net Income (Loss) before impairment of oil and gas properties, after tax, and loss on extinguishment of debt, after tax. We define Adjusted EBITDA as Adjusted Net Income before depreciation, depletion and amortization, share based compensation expense, interest expense, gain or loss on derivative instruments and income tax expense, less other income. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus and other revenues we receive due to the unpredictability of timing and magnitude of the revenue.
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

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Reconciliation of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA ex lease bonus to Net Income (Loss):
Net Income (Loss)	$68,026	$(57,994)	$21,639
Add:
Impairment of oil and gas properties, after tax (1)	—	65,132	—
Loss on extinguishment of debt, after tax (2)	—	—	6,134
Adjusted Net Income	$68,026	$7,138	$27,773
Add:
Depreciation, depletion, and amortization	36,677	48,238	30,940
Share-based compensation expense	9,703	7,529	10,049
Interest expense, net	1,701	890	5,609
Loss on derivative instruments, net	—	—	568
Income tax expense	16,253	1,675	3,437
Less:
Other income, net	53	428	169
Adjusted EBITDA	$132,307	$65,042	$78,207
Less:
Lease bonus and other revenues	4,518	5,478	3,629
Adjusted EBITDA ex lease bonus	$127,789	$59,564	$74,578
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
The following table presents the breakdown of our revenues for the following periods:

	Years Ended December 31,
Royalty revenues	2021	2020	2019
Oil sales	69%	74%	81%
Natural gas sales	17%	11%	9%
NGL sales	11%	9%	6%
Total royalty revenues	97%	94%	96%
Lease bonus and other revenues	3%	6%	4%
Total revenues	100%	100%	100%
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
General and Administrative
General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our staff, share-based compensation expense, costs of maintaining our headquarters, costs of managing our properties, annual and quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, incremental director and officer liability insurance costs, independent director compensation, other fees for professional services and legal compliance.
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

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Years Ended December 31,
(Dollars in Thousands, Except for Realized Prices)	2021	2020	Variance
Production
Oil (MBbls)	1,677	1,823	(146)	(8)%
Natural gas (MMcf)	5,886	5,809	77	1%
NGLs (MBbls)	642	680	(38)	(6)%
Equivalents (MBoe)	3,300	3,471	(171)	(5)%
Equivalents per day (Boe/d)	9,040	9,483	(443)	(5)%
Revenues
Oil sales	$110,791	$67,909	$42,882	63%
Natural gas sales	27,070	10,443	16,627	159%
NGL sales	18,838	7,893	10,945	139%
Total mineral and royalty revenues	$156,699	$86,245	$70,454	82%
Lease bonus and other revenue	4,518	5,478	(960)	(18)%
Total revenue	$161,217	$91,723	$69,494	76%
Realized prices, without derivatives:
Oil ($/Bbl)	$66.08	$37.26	$28.82	77%
Natural gas ($/Mcf)	4.60	1.80	2.80	156%
NGLs ($/Bbl)	29.35	11.61	17.74	153%
Equivalents ($/Boe)	$47.49	$24.85	$22.64	91%
Operating expenses
Gathering, transportation and marketing	$6,818	$6,985	$(167)	(2)%
Severance and ad valorem taxes	9,320	5,606	3,714	66%
Depreciation, depletion, and amortization	36,677	48,238	(11,561)	(24)%
Impairment of oil and gas properties	—	79,569	(79,569)	***
General and administrative (before share-based compensation)	12,772	14,090	(1,318)	(9)%
Total operating expenses (before share-based compensation)	$65,587	$154,488	$(88,901)	(58)%
General and administrative, share-based compensation	9,703	7,529	2,174	29%
Total operating expenses	$75,290	$162,017	$(86,727)	(54)%
Other expense
Interest expense, net	$(1,701)	$(890)	$(811)	91%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$2.07	$2.01	$0.06	3%
Severance and ad valorem taxes	2.82	1.62	1.20	74%
Depreciation, depletion, and amortization	11.12	13.90	(2.78)	(20)%
General and administrative (before share-based compensation)	3.87	4.06	(0.19)	(5)%
General and administrative, share-based compensation	2.94	2.17	0.77	35%
Interest expense, net	0.52	0.26	0.26	100%
*** A percentage calculation is not meaningful due to change in signs, zero-value denominator or a change greater than 300.

Revenues
Total revenues for the year ended December 31, 2021 increased by 76%, or $69.5 million, compared to the year ended December 31, 2020. The increase was attributable to a $70.5 million increase in mineral and royalty revenues during the period, partially offset by a $1.0 million decrease in lease bonus revenue. The increase in mineral and royalty revenues was primarily the result of an increase in realized commodity prices of 91% resulting in a $74.7 million increase in mineral and royalty revenues. A decrease in drilling and completion activity on our mineral and royalty interests during the year ended December 31, 2021 compared to the year ended December 31, 2020, partially offset by acquisitions of proved developed producing reserves resulted in a 5% decrease in production volumes to 9,040 Boe/d and a corresponding decrease in mineral and royalty revenues of $4.2 million. The decrease in production volumes was primarily due to the reduction in drilling activity which started during the second quarter of 2020 associated with COVID-19 and the OPEC + production dispute as well as Winter Storm Uri's February 2021 production curtailments.
Oil revenues for the year ended December 31, 2021 increased by 63%, or $42.9 million, compared to the year ended December 31, 2020. The increase in oil revenues was primarily attributable to the 77% increase in realized oil price to $66.08 per barrel resulting in an increase in revenue of $48.3 million. An 8% decrease in oil production volumes to 4,594 barrels per day resulted in a $5.4 million decrease in oil revenues, net of $0.5 million in oil revenues from the DJ Acquisition.
Natural gas revenues for the year ended December 31, 2021 increased by 159%, or $16.6 million compared to the year ended December 31, 2020. The increase in natural gas revenues was primarily attributable to a 156% increase in realized natural gas price to $4.60 per Mcf resulting in an increase in revenue of $16.4 million as well as a $0.2 million increase of natural gas revenues from the DJ Acquisition.
NGL revenues for the year ended December 31, 2021 increased by 139%, or $10.9 million compared to the year ended December 31, 2020. The increase in NGL revenues was primarily attributable to the 153% increase in NGL prices to $29.35 per barrel resulting in an increase in revenue of $11.4 million. A 6% decrease in NGL volumes to 1,759 Boe/d resulted in a $0.4 million decrease in NGL sales, net of NGL revenues from the DJ Acquisition of $0.2 million, was primarily attributable to a decrease in drilling and completion activities on our properties in the Permian Basin, the Anadarko Basin and the Williston Basin.
Lease Bonus and Other Revenues
When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. Lease bonus revenues for the year ended December 31, 2021 decreased by 18%, or $1.0 million compared to the year ended December 31, 2020. The decrease in revenues from lease bonus payments is primarily attributable to a $2.2 million decrease in leasing activity in the Permian Basin partially offset by the $0.8 million and $0.4 million increases in leasing activity in the DJ and Anadarko Basins, respectively. Other revenues include payments for right-of-way and surface damages and were not a significant portion of the overall amount.
Operating and other expenses
Gathering, transportation, and marketing expenses. For the year ended December 31, 2021 decreased by 2%, or $0.2 million, as compared to the year ended December 31, 2020, which was largely driven by the 5% decrease in our production volumes.
Severance and ad valorem taxes. For the year ended December 31, 2021 increased by 66%, or $3.7 million, as compared to the year ended December 31, 2020, primarily due to the 82% increase in mineral and royalty revenues which was primarily due to an increase in realized commodity prices of 91%, partially offset by a 5% decrease in production volumes.
Depreciation, depletion and amortization. For the year ended December 31, 2021 decreased by 24%, or $11.6 million, compared to the year ended December 31, 2020, which was primarily due to a decrease in depletion expense of $10.9 million. Lower production volumes decreased our depletion expense by $2.3 million, and a lower depletion rate decreased our depletion expense by $8.6 million. The depletion rate was $11.05 per Boe and $13.63 per Boe for the years ended December 31, 2021 and 2020, respectively. The decrease in the depletion rate was a result of the impairment charge of $79.6 million for the year ended December 31, 2020, resulting in lower depletable cost (or amortizable base) in the calculation of the depletion rate for the year ended December 31, 2021. In addition, an increase in total proved reserves of 43% from December 31, 2020 to December 31, 2021, which was primarily a result of acquisitions and 68% higher SEC oil price and 82% higher SEC gas prices, contributed to the decrease in depletion rate. We adjust our depletion rates quarterly based upon the quarter-end internally generated reserve reports.

Impairment. In determining the full cost ceiling impairment at December 31, 2021, we estimated the PV-10 of our total proved oil and natural gas reserves using the SEC oil price and the SEC gas price of $66.56 per Bbl and $3.64 per MMBtu, respectively. There was no impairment for the year ended December 31, 2021. As of September 30, 2020 and December 31, 2020, the net capitalized costs of our oil and gas properties exceeded the full cost ceiling limitation primarily due to the decline in oil and gas prices and reclassification of proved undeveloped reserves to probable and possible reserves during the three months ended December 31, 2020 as a result of a slowdown in operator activity. As a result, we recorded impairments of our oil and gas properties, net of $79.6 million for the year ended December 31, 2020. In determining the full cost ceiling impairment at December 31, 2020, we estimated the PV-10 of our total proved oil and natural gas reserves using the SEC oil price and the SEC gas price of $39.57 per Bbl and $2.00 per MMBtu, respectively, which is a decrease of 29% and 23%, respectively, from the December 31, 2019 SEC oil price and SEC gas price of $55.65 per Bbl and $2.60 per MMBtu, respectively.
General and administrative before share-based compensation. For the year ended December 31, 2021 decreased by 9% or $1.3 million, compared to the year ended December 31, 2020. Decreases to G&A expense are a result of a $2.0 million decrease in incremental legal, professional, and tax fees, partly due to the absence of equity offerings in 2021, partially offset by $0.2 million increase in rent expense and $0.3 million increase in salary and compensation expense.
Share-based compensation. For the year ended December 31, 2021 share-based compensation expense was $9.7 million, net of $3.6 million of share-based compensation expense capitalized to unevaluated property and $4.4 million of share-based compensation expense capitalized to evaluated property. Share-based compensation expense for the year ended December 31, 2020 was $7.5 million, net of $3.0 million of share-based compensation expense capitalized to unevaluated property and $3.1 million of share-based compensation cost capitalized to evaluated property. The increase in share-based compensation expense of $2.2 million was primarily due to additional RSU and PSU grants made during the year ended December 31, 2021. See table below and "Note 10—Share-Based Compensation" to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report for further discussion.

	Years Ended December 31,
(In Thousands)	2021	2020	Variance
Incentive Units	$712	$712	$—
RSAs	623	1,254	(631)
RSUs	10,128	7,390	2,738
PSUs	6,288	4,259	2,029
Capitalized share-based compensation	(8,048)	(6,086)	(1,962)
Total share-based compensation expense	$9,703	$7,529	$2,174
Interest expense, net for the year ended December 31, 2021 increased by 91%, or $0.8 million, compared to the year ended December 31, 2020 due to higher average outstanding borrowings and higher average interest rates. See table below and “Note 6—Long-Term Debt” and “Note 1—Business and Basis of Presentation” to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report for further discussion of this transaction.

	Years Ended December 31,
(In Thousands, Except for Interest Rate)	2021	2020	Variance
Interest expense - Revolving credit facility	$994	$55	$939
Commitment fees	454	600	(146)
Amortization of loan closing costs	313	605	(292)
Interest income	(60)	(370)	310
Total interest expense, net	$1,701	$890	$811

Total weighted average interest rate	2.31%	1.91%

Total weighted average debt balance	$42,449	$2,814

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes:

	Years Ended December 31,
(Dollars in Thousands, Except for Realized Prices)	2020	2019	Variance
Production
Oil (MBbls)	1,823	1,515	308	20%
Natural gas (MMcf)	5,809	4,707	1,102	23%
NGLs (MBbls)	680	407	273	67%
Equivalents (MBoe)	3,471	2,706	765	28%
Equivalents per day (Boe/d)	9,483	7,414	2,069	28%
Revenues
Oil sales	$67,909	$82,048	$(14,139)	(17)%
Natural gas sales	10,443	9,724	719	7%
NGL sales	7,893	6,114	1,779	29%
Total mineral and royalty revenues	$86,245	$97,886	$(11,641)	(12)%
Lease bonus and other revenues	5,478	3,629	1,849	51%
Total revenue	$91,723	$101,515	$(9,792)	(10)%
Realized prices, without derivatives:
Oil ($/Bbl)	$37.26	$54.16	$(16.90)	(31)%
Natural gas ($/Mcf)	1.80	2.07	(0.27)	(13)%
NGLs ($/Bbl)	11.61	15.03	(3.42)	(23)%
Equivalents ($/Boe)	$24.85	$36.17	$(11.32)	(31)%
Realized prices, with derivatives(1):
Oil ($/Bbl)	$37.26	$54.47	$(17.21)	(32)%
Equivalents ($/Boe)	24.85	36.35	(11.50)	(32)%
Operating expenses
Gathering, transportation and marketing	$6,985	$4,985	$2,000	40%
Severance and ad valorem taxes	5,606	6,409	(803)	(13)%
Depreciation, depletion, and amortization	48,238	30,940	17,298	56%
Impairment of oil and gas properties	79,569	—	79,569	***
General and administrative (before share-based compensation)	14,090	11,914	2,176	18%
Total operating expenses (before share-based compensation)	$154,488	$54,248	$100,240	185%
General and administrative, share-based compensation	7,529	10,049	(2,520)	(25)%
Total operating expenses	$162,017	$64,297	$97,720	152%
Other income (expense)
(Loss) gain on derivative instruments, net	$—	$(568)	$568	(100)%
Loss on extinguishment of debt	—	(6,892)	6,892	(100)%
Interest expense, net	(890)	(5,609)	4,719	(84)%
Total other income (expense), net	$(890)	$(13,069)	$12,179	(93)%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$2.01	$1.84	$0.17	9%
Severance and ad valorem taxes	1.62	2.37	(0.75)	(32)%
Depreciation, depletion, and amortization	13.90	11.43	2.47	22%
General and administrative (before share-based compensation)	4.06	4.40	(0.34)	(8)%
General and administrative, share-based compensation	2.17	3.71	(1.54)	(42)%
Interest expense, net	0.26	2.07	(1.81)	(87)%
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
Oil revenues for the year ended December 31, 2020 decreased by 17%, or $14.1 million, compared to the year ended December 31, 2019. The decrease in oil revenues was primarily attributable to the 31% decrease in realized oil price to $37.26 per barrel resulting in a decrease in revenue of $30.8 million. This was partially offset by a 20% increase in oil production volumes to 4,980 barrels per day resulting in a $16.7 million increase in oil revenues. The increase in oil production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian Basin, and to a lesser degree by acquisitions of proved developed producing reserves.
Natural gas revenues for the year ended December 31, 2020 increased by 7%, or $0.7 million compared to the year ended December 31, 2019. The increase in natural gas revenues was primarily attributable to the 23% increase in natural gas production volume to 15,871 Mcf/d resulting in a $2.3 million increase in natural gas sales. The increase in natural gas production volumes for the period was primarily attributable to increased drilling and completion activity on our properties in the Permian Basin, and to a lesser degree by acquisitions of proved developed producing reserves. This was partially offset by a 13% decrease in realized natural gas price to $1.80 per Mcf resulting in a decrease in revenue of $1.6 million.
NGL revenues for the year ended December 31, 2020 increased by 29%, or $1.8 million compared to the year ended December 31, 2019. The increase in NGL revenues was primarily attributable to the 67% increase in NGL volumes to 1,858 Boe/d resulting in a $4.1 million increase in NGL sales was primarily attributable to increased drilling and completion activities on our properties in the Permian Basin, and to a lesser degree by acquisitions of proved developed producing reserves. This was partially offset by a 23% decrease in NGL prices to $11.61 per barrel resulting in a decrease in revenue of $2.3 million.
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

Operating and other expenses
Gathering, transportation, and marketing expenses for the year ended December 31, 2020 increased by 40%, or $2 million, as compared to the year ended December 31, 2019, which was largely driven by the 28% increase in our production volumes as well as an increase in gathering, transportation and marketing rates.
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

G&A before share-based compensation for the year ended December 31, 2020 increased by 18%, or $2.2 million, compared to the year ended December 31, 2019. Increases to G&A expense are a result of: (i) $0.7 million in incremental legal, professional, audit, and tax fees as a result of the Company's June 2020 Secondary Offering and September 2020 Secondary Offering, (ii) $0.5 million in additional rent expense, (iii) $0.4 million of incremental directors and officers insurance expenses, and (iv) $0.3 million of additional salaries due to an increase in headcount.
Share-based compensation expense for the year ended December 31, 2020 decreased by 25%, or $2.5 million compared to the year ended December 31, 2019. The decrease in share-based compensation expense was due to a cumulative effect adjustment of $5.2 million pertaining to the period from the grant date to the IPO, which consists of a $2.0 million cumulative effect adjustment related to the estimated fair value of the Incentive Units and a $3.2 million cumulative effect adjustment related to the estimated fair value of the RSAs, partially offset by share-based compensation expense related to awards granted during the year ended December 31, 2020. Brigham Minerals capitalizes a portion of the share-based compensation expense incurred after the IPO. See table below and "Note 10—Share-Based Compensation" to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report for further discussion.

	Years Ended December 31,
(In Thousands)	2020	2019	Variance
Incentive Units	$712	$2,904	$(2,192)
RSAs	1,254	3,972	(2,718)
RSUs	7,390	4,630	2,760
PSUs	4,259	2,361	1,898
Capitalized share-based compensation	(6,086)	(3,818)	(2,268)
Total share-based compensation expense	$7,529	$10,049	$(2,520)
Interest expense, net for the year ended December 31, 2020 decreased by 84%, or $4.7 million, compared to the year ended December 31, 2019 due to lower average outstanding borrowings and lower average interest rates. For the year ended December 31, 2020, our weighted average debt outstanding on our revolving credit facility was $2.8 million compared to our weighted average debt outstanding on our credit facilities of $55.0 million for the year ended December 31, 2019. Our weighted average interest was 1.91% and 7.29% for the years ended December 31, 2020 and 2019, respectively. In December 2019, a portion of the net proceeds received from the December 2019 Offering were used to fully repay the outstanding borrowings under our revolving credit facility. See table below and “Note 1—Business and Basis of Presentation” to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report for further discussion of this transaction.

	Years Ended December 31,
(In Thousands, Except for Interest Rate)	2020	2019	Variance
Interest expense - credit facilities	$55	$5,828	$(5,773)
Commitment fees	600	356	244
Amortization of loan closing costs	605	433	172
Interest income	(370)	(1,008)	638
Total interest expense, net	$890	$5,609	$(4,719)

Total weighted average interest rate	1.91%	7.29%

Total weighted average debt balance	$2,814	$55,000
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
Corporate Reorganization and Transactions
The historical consolidated financial statements included in this Annual Report for periods on or before April 23, 2019 are based on the financial statements of Brigham Resourcse, LLC, our predecessor, and Brigham Minerals prior to our corporate reorganization consummated in connection with our IPO. As a result, such historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the corporate reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
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
On December 16, 2019, Brigham Minerals completed an offering of 12,650,000 shares of its Class A common stock (the "December 2019 Offering"), including 6,000,000 shares issued and sold by Brigham Minerals and an aggregate of 6,650,000 shares sold by certain stockholders of the Company, of which 5,496,813 represents shares issued upon redemption of an equivalent number of their Brigham LLC units, at a price to the public of $18.10 per share.
On June 12, 2020, Brigham Minerals completed an offering of 6,600,000 shares of its Class A common stock (the "June 2020 Secondary Offering"), all of which were sold by certain stockholders of the Company (the “June 2020 Selling Stockholders”), and 4,872,669 of which represented shares issued upon redemption of an equivalent number of the June 2020 Selling Stockholders’ Brigham LLC Units (together with a corresponding number of shares of Class B common stock in Brigham Minerals), at a price to the public of $13.75 per share. Brigham Minerals did not sell any shares of its common stock in the June 2020 Secondary Offering and did not receive any proceeds pursuant to the June 2020 Secondary Offering.
On September 15, 2020, Brigham Minerals completed an offering of 5,021,140 shares of its Class A common stock, including 654,931 shares issued pursuant to the option granted to the underwriter to purchase additional shares to cover over-allotments (the "September 2020 Secondary Offering"), all of which were sold by certain stockholders of the Company (the "September 2020 Selling Stockholders"), and 3,062,011 of which represented shares issued upon redemption of an equivalent number of the September 2020 Selling Stockholders’ Brigham LLC Units (together with a corresponding number of shares of Class B common stock in Brigham Minerals), at a price to the public of $8.20 per share. Brigham Minerals did not sell any shares of its Class A common stock in the September 2020 Secondary Offering and did not receive any proceeds pursuant to the September 2020 Secondary Offering. In addition, in connection with the September 2020 Secondary Offering, Brigham Minerals repurchased 436,630 shares of its Class A common stock from the September 2020 Selling Stockholders in a privately negotiated transaction at a price equal to the price per share at which the underwriter purchased shares from the September 2020 Selling Stockholders in the September 2020 Secondary Offering (and Brigham LLC redeemed a corresponding number of Brigham LLC Units held by Brigham Minerals). The repurchased shares are presented in the Company's consolidated balance sheet as Treasury Stock, at cost.
As of December 31, 2021, Brigham Minerals owned a 81.0% interest in Brigham LLC and the Original Owners owned 19.0% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Original Owners, collectively owned 8.7% of the outstanding voting stock of Brigham Minerals as of December 31, 2021. Yorktown ceased to be an affiliate of the Company on January 20, 2022 in connection with the resignation of W. Howard Keenan, Jr. from the Board of Directors.
The corporate reorganization that was completed contemporaneously with the closing of the IPO provided a mechanism by which the Brigham LLC Units to be allocated amongst the Original Owners, including the holders of our management incentive units, was determined. As a result, the satisfaction of all conditions relating to the vesting of certain management incentive units held in Brigham Equity Holdings, LLC (“Brigham Equity Holdings”) by our management and employees became probable. Accordingly, at IPO, we recognized a cumulative effect adjustment to share-based compensation expense of approximately $2.0 million pertaining to the period from the grant date through the IPO date, related to the estimated fair value of the Incentive Units (as defined in “Note 10—Share-Based Compensation—LLC Incentive Units” to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report) at grant, all of which was non-cash.
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
Capital Requirements and Sources of Liquidity
Our current primary sources of liquidity are cash flows from operations, asset sales, borrowings under our revolving credit facility and proceeds from any primary issuances of equity securities. Future sources of liquidity may also include other credit facilities or increases to our current revolving credit facility we may enter into in the future and additional issuances of debt or equity securities. Even with the gradual easing of lockdown restrictions globally and the increase in commodities prices in 2021, COVID-19 remains a global pandemic. As a result, our revenues and cash flows from operations may be negatively impacted and we may not have access to capital markets on terms favorable to us or at all.
Our primary uses of capital are for the payment of dividends to our stockholders for investing in our business, specifically the acquisition of additional mineral and royalty interests and for repaying amounts borrowed under our revolving credit facility. As discussed above, COVID-19 remains a global pandemic. Our cash flows from operations may be negatively impacted, and as a result, the dividend amount we are able to pay our stockholders may be negatively impacted.

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the year ended December 31, 2021, we deployed approximately $158.4 million for acquisition-related capital expenditures, inclusive of a $8.0 million capitalized share-based compensation expense and $46.3 million of equity. In addition to acquisitions, we have certain contractual long-term capital requirements associated with the our office lease and with our revolving credit facility. See "Note 8 – Leases” and "Note 7 – Long-Term Debt” to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2022, we believe that our retained cash flow from operations, lease bonus, portfolio optimization activities and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.
Our liquidity was as follows:

(In Millions)	December 31, 2021
Cash and cash equivalents	$20.8
Revolving credit facility availability	137.0
Total Liquidity	$157.8
Working Capital
Our working capital, which we define as current assets minus current liabilities, totaled $33.1 million as of December 31, 2021, as compared to $22.6 million at December 31, 2020. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.

When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $20.8 million and $9.1 million at December 31, 2021 and December 31, 2020, respectively. The increase in cash and cash equivalents was primarily due to increase in cash provided by operating activities, borrowings from our revolving credit facility and sales of mineral and royalty interests offset primarily by acquisitions made and payment of dividends to our stockholders and distributions to the holders of non-controlling interests during the year ended December 31, 2021. See "Note 4—Acquisitions and Divestitures" to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report for further discussion. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.
Dividends
The following table sets forth information with respect to cash dividends declared by our Board of Directors during 2021:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends Paid (In Thousands) (1)
February 24, 2021	March 19, 2021	March 26, 2021	$0.26	$11,336
May 6, 2021	May 21, 2021	May 28, 2021	0.32	14,201
August 4, 2021	August 20, 2021	August 27, 2021	0.35	15,837
November 3, 2021	November 24, 2021	December 1, 2021	0.40	19,240
		Total:	$1.33	$60,614
(1) Dividends paid to holders of Class A common stock.

Our current dividend structure, implemented during the third quarter of 2021, consists of a base dividend of $0.14 per share of Class A common stock plus a variable dividend. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, capital requirements, contractual restrictions, credit agreement restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" for further discussion of our dividend policy.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Net cash provided by operating activities	$109,199	$75,260	$69,025
Net cash used in investing activities	(89,983)	(65,425)	(216,832)
Net cash (used in)/provided by financing activities	(7,341)	(51,824)	166,481
Analysis of Cash Flow Changes Between the Years Ended December 31, 2021, 2020 and 2019
Net cash provided by operating activities
Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas and NGLs, lease bonus revenue and changes in working capital. The increase in net cash provided by operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily due to 91% increase in realized commodity prices partially offset by the 5% decrease in production volumes and an increase in operating expenses during these periods discussed above. The increase in net cash provided by operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to improved collections of receivables and reduced payments for interest and income taxes, partly offset by increased payments for operating expenses.

Net cash used in investing activities
Net cash used in investing activities is primarily composed of acquisitions of mineral and royalty interests, net of dispositions. For the year ended December 31, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests totaling $103.5 million, offset by sales of mineral and royalty interests totaling $13.6 million.
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
Net cash (used in)/provided by financing activities
Net cash used in financing activities for the year ended December 31, 2021 was primarily a result of dividends paid to holders of our Class A common stock of $60.6 million, distributions to holders of non-controlling interest of $17.9 million, partial repayment of our revolving credit facility of $4.0 million, payment of employee tax withholding for settlement of equity compensation awards of $1.1 million and payments of loan closing costs of $0.7 million, related to the December 15, 2021 borrowing base redetermination. This was partially offset by borrowings under our revolving credit facility of $77.0 million.
Net cash used in financing activities for the year ended December 31, 2020 was primarily due to the dividends paid to holders of our Class A common stock of $42.2 million, distributions to holders of temporary equity (or non-controlling interest as of February 19, 2021) of $24.7 million, and the repurchase of shares of our Class A common stock from the September 2020 Selling Stockholders for an aggregate purchase price of approximately $3.5 million, partially offset by borrowings under our revolving credit facility of $20.0 million.
Net cash provided by financing activities for the year ended December 31, 2019 included the combined net proceeds generated from the IPO and December 2019 Offering of $379.8 million offset by the combined full repayment of the outstanding long-term debt of $175.0 million (net of additional borrowings of $105.0 million incurred during the year), dividends paid to holders of our Class A common stock of $14.7 million, distributions to holders of temporary equity of $20.1 million, payment of debt extinguishment fees of $2.1 million and payment of loan closing costs of $1.3 million.

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
Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually in May and November of each year. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the year ended December 31, 2021 was 2.31%. As of December 31, 2021, the elected borrowing base on our revolving credit facility was $230.0 million, with outstanding borrowings of $93.0 million, resulting in $137.0 million availability for future borrowings.
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans, 2.500% to 3.500%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.
A complete list of our significant accounting policies are described in the notes to our audited consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively.
Our consolidated financial statements are based on a number of significant estimates including quantities of oil, natural gas and NGL reserves that are the basis for the calculations of DD&A and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas and there are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Our reserve estimates are audited by CG&A, an independent petroleum engineering firm. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, share-based compensation expenses, and revenue accruals.
Accounts Receivable
Receivables consist of mineral and royalty revenues due from operators for their oil and gas sales to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to us. Receivables from third parties for which we did not receive actual information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated. Volume estimates for wells with available historical actual data are based upon (i) the historical actual data for the months the data is available, or (ii) engineering estimates for the months the historical actual data is not available. We do not recognize revenues for wells with no historical actual data because we cannot conclude that it is probable that a significant revenue reversal will not occur in future periods. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis.
We routinely review outstanding balances, assess the financial strength of our operators and record a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. We recorded credit losses of $0.5 million, $0.3 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included in general and administrative expenses.
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
Costs associated with unevaluated properties are excluded from the amortizable cost base until a determination has been made as to the existence of proved reserves. Unevaluated properties are reviewed periodically to determine whether the costs incurred should be reclassified to the full cost pool and subjected to amortization. The costs associated with unevaluated properties primarily consist of acquisition and leasehold costs and capitalized interest. Unevaluated properties are assessed for impairment on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: expectation of future drilling activity; past drilling results and activity; geological and geophysical evaluations; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative acquisition costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization. There was no impairment recorded for unevaluated properties for the years ended December 31, 2021, 2020 and 2019.
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
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (full cost ceiling limitation). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling limitation is calculated at each reporting period. The ceiling limitation calculation is prepared using the unweighted arithmetic average of oil price ("SEC oil price") and natural gas price ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, as required under the guidelines established by the SEC. As of December 31, 2021, 2020 and 2019, the SEC oil prices were $66.56, $39.57, and $55.65, respectively, per barrel for oil, further adjusted by area for energy content, transportation fees and regional price differentials and the SEC gas prices were $3.64, $2.00, and $2.60, respectively, per MMBtu for natural gas, further adjusted by area for energy content, transportation fees and regional price differentials. As a result of the decline in the SEC oil prices and SEC gas prices during the twelve months ended December 31, 2020, and taking into consideration certain reclassification of proved undeveloped reserves to probable and possible reserves during the three months ended December 31, 2020, as a result of a slowdown in operator activity, the net book value of oil and natural gas properties exceeded the ceiling limitation as of September 30, 2020 and December 31, 2020, resulting in an impairment charge of $79.6 million to oil and gas properties, net during the year ended December 31, 2020. There were no impairment charges during the years ended December 31, 2021 and 2019.
Future significant and prolonged declines in the unweighted arithmetic average SEC oil prices used in the full cost ceiling test may cause many of our operators to reduce substantially their development activities and capital expenditures, which could result in additional impairment charges in the future and such impairments could be material. In addition to the impact of lower prices, any future changes to assumptions of drilling and completion activity, development timing, acquisitions or divestitures of oil and gas properties, proved undeveloped locations, and production and other estimates may require revisions to estimates of total proved reserves which would impact the amount of any impairment charge.
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
Revenue from Contracts with Customers
It should not be assumed that the standardized measure included in this report as of December 31, 2021 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2021 standardized measure on the SEC oil price and SEC gas price as of December 31, 2021, and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1—Business—Oil, Natural Gas, and NGLs Data—Proved, Probable and Possible Reserves” and “Item 1A—Risk Factors” for additional information regarding estimates of proved, probable and possible reserves.
Mineral and Royalty Revenues
Mineral and royalty revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. As a non-operator, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accounts receivable line item in the accompanying consolidated balance sheets. The difference between our estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party.
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
Share-Based Compensation
Brigham Minerals accounts for its share-based compensation, including grants of the Incentive Units, restricted stock awards, time-based restricted stock units and performance-based stock units, in the consolidated statements of operations based on their estimated fair values at grant date. Brigham Minerals uses a Monte Carlo simulation to determine the fair value of performance-based stock units. Brigham Minerals recognizes expense on a straight-line basis over the vesting period of the respective grant, which is generally the requisite service period. Brigham Minerals capitalizes a portion of the share-based compensation expense to oil and gas properties on the consolidated balance sheets. Share-based compensation expense is included in general and administrative expenses in Brigham Minerals’ consolidated statements of operations included within this Annual Report. There was approximately $16.5 million of unamortized compensation expense relating to outstanding awards at December 31, 2021, a portion of which will be capitalized. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards. Brigham Minerals accounts for forfeitures as they occur.
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
Temporary Equity
Brigham Minerals accounted for the Original Owners’ 23.2% interest in Brigham LLC as of December 31, 2020 as temporary equity as a result of certain redemption rights held by the Original Owners as discussed in “Note 9—Temporary Equity and Non-controlling Interest” to the consolidated financial statements of Brigham Minerals included elsewhere in this Annual Report. As such, Brigham Minerals adjusted temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on the 10-day volume-weighted average closing price (“VWAP”) of Class A shares at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital. Temporary equity is reclassified to permanent equity (i) upon Conversion of Class B common stock (and an equivalent number of Brigham LLC Units) to Class A common stock, or (ii) when holders of Class B common stock no longer control a majority of the votes of the Board of Directors through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right.
As a result of the appointment of an additional independent member to our Board of Directors on February 19, 2021, the holders of Class B common stock no longer hold a majority of the votes of the Board of Directors and no longer control the Board of Directors through direct representation on the Board of Directors. Consequently, after February 19, 2021, Class B common stock is presented as non-controlling interest (as discussed below) in the consolidated balance sheets of Brigham Minerals.
Non-Controlling Interest
As of February 19, 2021 and thereafter, the holders of Class B common stock no longer control a majority of the votes of the Company's Board of Directors through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon each holder of Brigham LLC Unit's (each a "Brigham LLC Unit Holder") exercise of its Redemption Right (as hereinafter defined). As such, at December 31, 2021, Brigham Minerals accounts for Brigham LLC Unit Holders' 19.0% interest in Brigham LLC not owned by Brigham Minerals as non-controlling interest. For further discussion, see “Note 9—Temporary Equity and Non-controlling Interest.”

Recently Issued Accounting Pronouncements
None that are expected to have a material impact.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any material off-balance sheet arrangements.

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
Commodity Price Risk
Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $85.64 per barrel in October 2021, and as of December 31, 2021, the posted price for oil was $75.33 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise fluctuated and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of December 31, 2021, the Henry Hub spot market price of natural gas was $3.82 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are discussed in “Item 1A—Risk Factors—Risks Related to Our Business—Substantially all of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests are sold. Prices of oil, natural gas and NGLs are volatile due to factors beyond our control. The significant drop in the price of oil in 2020 has adversely affected, and any further decline in commodity prices in the future may adversely affect our business, financial condition or results of operations.”
A $1.00 per barrel change in our realized oil price would have resulted in a $1.7 million change in our oil revenues for the year ended December 31, 2021. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.6 million change in our natural gas revenues for the year ended December 31, 2021. A $1.00 per barrel change in NGL prices would have resulted in a $0.6 million change in our NGL revenues for the year months ended December 31, 2021. Royalty revenues from oil sales contributed 69% of our total revenues for the year ended December 31, 2021. Royalty revenue from natural gas sales contributed 17% and royalty revenue from NGL sales contributed 11% of our total revenues for the year ended December 31, 2021.
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
We did not have any oil or gas derivative contracts in place as of December 31, 2021 and December 31, 2020.
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
Interest Rate Risk
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans, 2.500% to 3.500%. In conjunction with the transition from LIBOR to SOFR a credit spread adjustment will be applied on top of the legacy LIBOR grid to calculate the new SOFR margin. If Brigham converts to SOFR on June 30, 2023 the credit spread adjustment will be set at 0.644 bps for overnight SOFR contracts and 11.448 bps, 26.161 bps and 42.826 bps for SOFR contracts of 1 month, 3 month and 6 month tenors, respectively. If Brigham converts to SOFR before June 30, 2023 the credit spread adjustments will be based on market pricing. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. As of December 31, 2021, the borrowing base on our revolving credit facility was $230.0 million, with outstanding borrowings of $93.0 million, resulting in $137.0 million availability for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.4 million for the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2021.
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
Based on our assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control—Integrated Framework (2013) issued by COSO.
The independent registered public accounting firm of KPMG LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.
Item 11.     Executive Compensation
Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 14.     Principal Accounting Fees and Services
Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, which we file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(1) Financial Statements
The consolidated financial statements of Brigham Minerals, Inc. and the Report of Independent Registered Public Accounting Firm are included in Part II, "Item 8— Financial Statements and Supplementary Data” of this Annual Report. Reference is made to the accompanying Index to Financial Statements.

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
4.8
Registration Rights Agreement, dated as of December 15, 2021, by and among Brigham Minerals, Inc. and Principle Energy, LLC and Regal Petroleum LLC (D/B/A) Regal Royalty, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2021)

10.1†	Brigham Minerals, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on April 23, 2019)
10.2	Indemnification Agreement (Ben M. Brigham) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.3	Indemnification Agreement (Robert M. Roosa) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.4	Indemnification Agreement (Blake C. Williams) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.5	Indemnification Agreement (James R. Levy) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.6	Indemnification Agreement (Richard Stoneburner) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.7	Indemnification Agreement (John R. Sult) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on April 22, 2019)
10.8
Amended and Restated Limited Liability Company Agreement of Brigham Minerals Holdings, LLC, dated April 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2019)

10.9
Second Amended and Restated Limited Liability Company Agreement of Brigham Equity Holdings, LLC, dated April 23, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 29, 2019)

10.10
Credit Agreement, dated as of May 16, 2019, among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2019)

10.11
First Amendment to Credit Agreement, dated as of November 7, 2019, among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on February 28, 2020)

10.12
Second Amendment to Credit Agreement, dated as of February 25, 2020, among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed on February 28, 2020)

10.13
Third Amendment to Credit Agreement, dated as of July 7, 2021, among Brigham Resources, LLC, as borrower, the financial institutions party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2021)

10.14	Indemnification Agreement (A. Lance Langford) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 12, 2020)
10.15	Indemnification Agreement (Jon-Al Duplantier) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2021)
10.16
Fourth Amendment to Credit Agreement, dated as of December 15, 2021, by and among Brigham Resources, LLC, as borrower, the financial institutions party thereto, and Wells Fargo Bank, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2021)

10.17	Indemnification Agreement (Gayle Burleson) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K file on January 26, 2022).
10.18	Indemnification Agreement (Stacy Hock) (incorporated by reference to Exhibit 10.2 to to Registrant's Current Report on Form 8-K filed on January 26, 2022).
21.1*	Subsidiaries of Brigham Minerals, Inc.
23.1*	Consent of KPMG LLP
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Cawley, Gillespie & Associates, Inc., Summary of Reserves of Brigham Resources, LLC at December 31, 2021
101	The following financial information from this Annual Report on Form 10-K of Brigham Minerals, Inc. for the year ended December 31, 2021 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Stockholders' and Members' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
†    Compensatory plan or arrangement.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas.

BRIGHAM MINERALS, INC.

By:
Name:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer and Director

Date:	February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2022.

Name	Title

/s/ Ben M. Brigham	Executive Chairman
Ben M. Brigham

/s/ Robert M. Roosa	Chief Executive Officer and Director
Robert M. Roosa	(Principal Executive Officer)

/s/ Blake C. Williams	Chief Financial Officer
Blake C. Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gayle Burleson	Director
Gayle Burleson

/s/ Jon-Al Duplantier	Director
Jon-Al Duplantier

/s/ Stacy Hock	Director
Stacy Hock

/s/ A. Lance Langford	Director
A. Lance Langford

/s/ James R. Levy	Director
James R. Levy

/s/ Richard Stoneburner	Director
Richard Stoneburner

/s/ John R. Sult	Director
John R. Sult

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Brigham Minerals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brigham Minerals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued mineral and royalty revenues

As discussed in Note 2 to the consolidated financial statements, the Company recognizes mineral and royalty revenues when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied, and collectability is reasonably assured. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product at each reporting period. Receivables from operators for which the Company did not receive actual information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated and recorded within the accounts receivable line item in the consolidated balance sheets. Volume estimates for wells with available historical actual data are based upon (i) the historical actual data for the months the data is available, or (ii) engineering estimates for the months the historical actual data is not available. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis. The difference between the Company’s estimates and the actual amounts received for mineral and royalty revenues is recorded in the month that payment is received from the operator. At December 31, 2021, the Company had accrued $30.5 million of mineral and royalty revenues.

We identified the assessment of accrued mineral and royalty revenues as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the estimated volume of production delivered to the related customers, as well as the price that will be received for the sale of the oil, natural gas, and NGLs produced.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s mineral and royalty revenues accrual process, including controls related to the development of the estimates of delivered production volumes and the price that will be received for the sale of such volumes. For a sample of transactions and where available, we compared management’s estimate of delivered production to third party evidence, and where not yet available, to internal estimates obtained from the Company’s internal staff of petroleum engineers and geoscience professionals. We compared the Company’s historical production estimates to actual production volumes to assess the Company’s ability to accurately estimate and we compared the estimated production used by the Company in the current period to historical production. We evaluated the prices used by the Company to estimate the price to be received for the sale of the oil, natural gas, and NGLs produced by independently developing an expectation of price using publicly available prices and historical differentials.

Estimated proved oil and natural gas reserves used in the depletion of evaluated oil and natural gas properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company uses the full cost method of accounting for its oil and natural gas properties and amortizes capitalized costs using the unit-of-production method based upon total production for the period and estimated proved reserves quantities. The Company recorded $732.1 million of net oil and natural gas properties as of December 31, 2021, and recorded depletion expense of evaluated oil and natural gas properties of $36.4 million for the year ended December 31, 2021. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including the quantities of oil and natural gas reserves ultimately recovered, the timing of drilling and development of properties and the associated recovery of oil and natural gas reserves by the Company’s third-party operators, the amount of operating expenses and future development expenditures incurred by the Company’s third-party operators, and the price received for the production. The Company’s internal staff of petroleum engineers and geoscience professionals prepare an estimate of the proved, probable, and possible oil and natural gas reserves, and the Company engages independent petroleum engineers to evaluate those estimated proved, probable, and possible oil and natural gas reserves.

We identified the assessment of the estimated proved oil and natural gas reserves used in the depletion of evaluated oil and natural gas properties as a critical audit matter. There was a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production and oil and natural gas prices, inclusive of price differentials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s depletion process, including controls related to the development of the assumptions listed above used to estimate proved oil and natural gas reserves. We evaluated (1) the professional qualifications of the lead internal petroleum engineer as well as the engineer assigned to the Company by the independent petroleum engineering firm engaged by the Company, (2) the knowledge, skills, and ability of the lead petroleum engineer, the engineer assigned to the Company by the independent petroleum engineering firm, as well as the independent petroleum engineering firm engaged by the Company, and (3) the objectivity of the independent petroleum engineering firm and the engineer assigned to the Company. We assessed the methodology used by the Company’s internal staff of petroleum engineers and geoscience professionals to estimate the proved oil and natural gas reserves and the methodology used by the independent petroleum engineers to evaluate those reserve estimates for consistency with industry and regulatory standards. We compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast and we compared the future forecasted production used by the Company in the current period to historical production. We evaluated the oil and natural gas prices used by the Company’s internal staff of petroleum engineers and geoscience professionals by comparing them to publicly available prices and tested the relevant price differentials. We read the findings of the Company’s independent petroleum engineers in connection with our evaluation of the Company’s reserve estimates. We analyzed the depletion expense calculation for compliance with regulatory standards, and checked the accuracy of the depletion expense calculation.

We have served as the Company’s auditor since 2013.
Austin, Texas
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Brigham Minerals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Brigham Minerals, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Austin, Texas
February 28, 2022

BRIGHAM MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In Thousands, Except Share Data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$20,819	$9,144
Restricted cash	200	—
Accounts receivable	30,539	17,632
Prepaid expenses and other	3,145	3,693
Total current assets	54,703	30,469
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	338,613	325,091
Evaluated property	633,138	488,301
Less accumulated depreciation, depletion, and amortization	(239,612)	(189,546)
Oil and gas properties, net	732,139	623,846
Other property and equipment	2,060	5,587
Less accumulated depreciation	(1,280)	(4,632)
Other property and equipment, net	780	955
Operating lease right-of-use asset	6,764	—
Deferred tax asset	25,308	24,920
Other assets, net	1,183	771
Total assets	$820,877	$680,961
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,473	$7,905
Current operating lease liability	1,178	—
Total current liabilities	21,651	7,905
Long-term bank debt	93,000	20,000
Non-current operating lease liability	5,742	—
Other non-current liabilities	810	1,126
Temporary equity	—	146,280
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 48,796,518 shares issued and 48,359,888 shares outstanding at December 31, 2021; 43,995,124 shares issued and 43,558,494 shares outstanding at December 31, 2020	488	440
Class B common stock, $0.01 par value; 150,000,000 authorized, 11,371,517 shares issued and outstanding at December 31, 2021; 13,167,687 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	634,564	601,129
Accumulated deficit	(105,096)	(92,392)
Treasury stock, at cost; 436,630 shares at December 31, 2021 and December 31, 2020	(3,527)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	526,429	505,650
Non-controlling interests	173,245	—
Total equity	699,674	505,650
Total liabilities and equity	$820,877	$680,961

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In Thousands, Except per Share Data)	2021	2020	2019
REVENUES
Mineral and royalty revenues	$156,699	$86,245	$97,886
Lease bonus and other revenues	4,518	5,478	3,629
Total revenues	$161,217	$91,723	$101,515
OPERATING EXPENSES
Gathering, transportation and marketing	6,818	6,985	4,985
Severance and ad valorem taxes	9,320	5,606	6,409
Depreciation, depletion, and amortization	36,677	48,238	30,940
Impairment of oil and gas properties	—	79,569	—
General and administrative	22,475	21,619	21,963
Total operating expenses	$75,290	$162,017	$64,297
INCOME (LOSS) FROM OPERATIONS	$85,927	$(70,294)	$37,218
Loss on derivative instruments, net	—	—	(568)
Interest expense, net	(1,701)	(890)	(5,609)
Loss on extinguishment of debt	—	—	(6,892)
Other income, net	53	428	169
Income (loss) before income tax expense	$84,279	$(70,756)	$24,318
Income tax expense (benefit)	16,253	(12,762)	2,679
NET INCOME (LOSS)	$68,026	$(57,994)	$21,639
Less: Net income attributable to Predecessor	—	—	(5,092)
Less: net (income) loss attributable to non-controlling interests and temporary equity	(17,743)	15,582	(9,646)
Net income (loss) attributable to Brigham Minerals, Inc. stockholders	$50,283	$(42,412)	$6,901

NET INCOME (LOSS) PER COMMON SHARE
Basic	$1.13	$(1.11)	$0.26
Diluted	$1.10	$(1.11)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	44,576	38,178	22,870
Diluted	45,632	38,178	22,870

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' AND MEMBERS’ EQUITY

	Members' Contributed Capital	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
(In Thousands)		Shares	Amount	Shares	Amount
Balance - December 31, 2018	$208,728	—	$—	—	$—	$(3,057)	$168,277	$373,948
Net income attributable to stockholders	—	—	—	—	—	—	848	848
Net income attributable to Predecessor	—	—	—	—	—	—	5,092	5,092
Balance prior to corporate reorganization and IPO	$208,728	—	$—	—	$—	$(3,057)	$174,217	$379,888
Conversion of PE Units for Class A Common Stock and Class B Common Stock	(208,728)	5,322	53	28,778	—	380,205	(171,530)	—
Issuance of common stock in IPO, net of offering cost	—	16,675	167	—	—	273,281	—	273,448
Deferred tax asset arising from the IPO	—	—	—	—	—	13,664	—	13,664
Reclassification of noncontrolling interests to temporary equity	—	—	—	—	—	(518,000)	—	(518,000)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	—	124	1	—	—	(1,256)	—	(1,255)
Share-based compensation expense	—	—	—	—	—	13,888	—	13,888
Dividends and distributions declared	—	—	—	—	—	—	(15,339)	(15,339)
Net income attributable to stockholders	—	—	—	—	—	—	6,053	6,053
Adjustment of temporary equity to redemption amount	—	—	—	—	—	(51,572)	—	(51,572)
Issuance of common stock in the December 2019 Offering, net of offering costs	—	6,000	60	—	—	102,620	—	102,680
Deferred tax asset arising from issuance of common stock in the December 2019 Offering	—	—	—	—	—	9,508	—	9,508
Conversion of shares of Class B Common Stock to Class A Common Stock	—	5,931	59	(5,931)	—	104,331	—	104,390
Restricted stock forfeited	—	(11)	—	—	—	(34)	—	(34)
Balance - December 31, 2019	$—	34,041	$340	22,847	$—	$323,578	$(6,599)	$317,319

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' AND MEMBERS’ EQUITY
(CONTINUED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling	Total Equity
(In Thousands)	Shares	Amount	Shares	Amount			Shares	Amount	Interest
Balance - December 31, 2019	34,041	$340	22,847	$—	$323,578	$(6,599)	—	$—	$—	$317,319
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	304	2	—	—	(993)	—	—	—	—	(991)
Shares surrendered for tax withholdings on vested equity awards	(19)	—	—	—	(185)	—	—	—	—	(185)
Conversion of shares of Class B Common Stock to Class A Common Stock	9,679	98	(9,679)	—	97,393	—	—	—	—	97,491
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(2,640)	—	—	—	—	(2,640)
Purchase of treasury stock	(437)	—	—	—	—	—	437	(3,527)	—	(3,527)
Share-based compensation	—	—	—	—	13,615	—	—	—	—	13,615
Restricted stock forfeitures	(10)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(43,381)	—	—	—	(43,381)
Net loss attributable to stockholders	—	—	—	—	—	(42,412)	—	—	—	(42,412)
Adjustment of temporary equity to redemption value	—	—	—	—	170,361	—	—	—	—	170,361
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	1,796	17	(1,796)	—	27,222	—	—	—	(27,239)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	6,153	—	—	—	—	6,153
Share-based compensation	—	—	—	—	17,751	—	—	—	—	17,751
Restricted stock forfeitures	(5)	—	—	—	—	—	—	—	—	—
Shares surrendered for tax withholdings on vested RSAs	(9)	—	—	—	(145)	—	—	—	—	(145)
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for income taxes	840	9	—	—	(9,556)	—	—	—	—	(9,547)
Issuance of common stock	2,180	22	—	—	46,304	—	—	—	—	46,326
Dividends and distributions declared	—	—	—	—	—	(62,987)	—	—	(17,833)	(80,820)
Net income	—	—	—	—	—	50,283	—	—	15,821	66,104
Balance - December 31, 2021	48,360	$488	11,372	$—	$634,564	$(105,096)	437	$(3,527)	$173,245	$699,674

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,026	$(57,994)	$21,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	36,677	48,238	30,940
Impairment of oil and gas properties	—	79,569	—
Share-based compensation expense	9,703	7,529	10,049
Loss on extinguishment of debt	—	—	6,892
Amortization of debt issue costs	313	605	433
Deferred income tax expense/(benefit)	5,766	(9,942)	665
Loss on derivative instruments, net	—	—	568
Net cash received for derivative settlements	—	—	470
Credit losses	475	299	669
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(13,382)	12,359	(10,246)
Decrease (increase) in other current assets	442	(2,005)	1,787
Decrease in other deferred charges	—	45	—
Increase (decrease) in accounts payables and accrued liabilities	1,288	(3,608)	5,112
(Decrease) increase in other long-term liabilities	(109)	165	47
Net cash provided by operating activities	$109,199	$75,260	$69,025
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(103,547)	(66,498)	(219,481)
Additions to other fixed assets	(56)	(492)	(474)
Proceeds from sale of oil and gas properties, net	13,620	1,565	3,123
Net cash used in investing activities	$(89,983)	$(65,425)	$(216,832)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of short-term debt	—	—	(4,596)
Payments of long-term debt	(4,000)	—	(275,404)
Borrowing of long-term debt	77,000	20,000	105,000
Payment of debt extinguishment fees	—	—	(2,091)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	277,075
Proceeds from issuance of Class A common stock, net of offering costs	—	—	102,680
Capital distributions	—	—	(441)
Purchase of treasury stock	—	(3,527)	—
Dividends paid	(60,614)	(42,216)	(14,663)
Distributions to holders of non-controlling interest and temporary equity	(17,864)	(24,670)	(19,731)
Debt issuance cost	(727)	(208)	(1,348)
Payment of employee tax withholding for settlement of equity compensation awards	(1,136)	(1,203)	—
Net cash (used in) provided by financing activities	$(7,341)	$(51,824)	$166,481
Change in cash and cash equivalents and restricted cash	11,875	(41,989)	18,674
Cash and cash equivalents and restricted cash, beginning of period	9,144	51,133	32,459
Cash and cash equivalents and restricted cash, end of period	$21,019	$9,144	$51,133

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$561	$146	$63
Capitalized share-based compensation expense	8,048	6,086	3,818
Issuance of common stock for acquisitions of oil and gas properties	46,349	—	—
Temporary equity cumulative adjustment to redemption value	54,294	(170,361)	51,572
Supplemental cash flow information:
Cash payments for loan commitment fees and interest	$(1,318)	$(715)	$(6,192)
Tax (payments) refunds received	(8,030)	1,211	(832)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Description of the Business
Brigham Minerals, Inc. (together with its wholly owned subsidiaries, “Brigham Minerals”, "we", "us", "our", or the “Company”) is a Delaware corporation formed in June 2018 to become a holding company. Brigham Minerals acquired an indirect interest in Brigham Resources, LLC (“Brigham Resources”), our predecessor, on July 16, 2018 in a series of restructuring transactions pursuant to which certain entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) contributed all of their respective interests in the entities through which they held interests in Brigham Resources to Brigham Minerals in exchange for all of the outstanding shares of common stock of Brigham Minerals (the “July 2018 restructuring”). As a result of such restructuring transactions, Brigham Minerals became wholly owned by an entity affiliated with Warburg Pincus, and Brigham Minerals indirectly owned a 16.5% membership interest in Brigham Resources. The remaining outstanding membership interests of Brigham Resources remained with certain other entities affiliated with Warburg Pincus, Yorktown Partners LLC and Pine Brook Road Advisors, LP, Brigham Minerals’ management and its other investors (collectively, the “Original Owners”).
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
Initial Public Offering
In April 2019, Brigham Minerals completed its' initial public offering (the "IPO") of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. This resulted in net proceeds of approximately $273.4 million, after deducting underwriting commissions and discounts and offering expenses, which proceeds were used to repay $200.0 million of existing indebtedness and to fund mineral and royalty acquisitions. As a result of the IPO and the corporate restructuring described in "Note 9—Temporary Equity and Non-controlling Interest", Brigham Minerals became a holding company whose sole material asset consisted of a 43.3% interest in Brigham LLC, which wholly owns Brigham Resources. Brigham Resources continues to wholly own the Minerals Subsidiaries, which own all of Brigham Resources’ operating assets. In connection with the IPO, Brigham Minerals became the sole managing member of Brigham LLC and is responsible for all operational, management and administrative decisions relating to Brigham LLC’s business and consolidates the financial results of Brigham LLC and its wholly owned subsidiary, Brigham Resources.
December 2019 Offering
On December 16, 2019, Brigham Minerals completed an offering of 12,650,000 shares of its Class A common stock (the "December 2019 Offering"), including 6,000,000 shares issued and sold by Brigham Minerals and an aggregate of 6,650,000 shares sold by certain stockholders of the Company (the "Selling Stockholders"), of which 5,496,813 represents shares issued upon redemption of an equivalent number of their Brigham LLC units, at a price to the public of $18.10 per share ($17.376 per share net of underwriting discounts and commissions). After deducting underwriting discounts, commissions and offering expenses, Brigham Minerals received net proceeds of approximately $102.7 million which were used to repay $80.0 million of existing indebtedness under our revolving credit agreement and mineral and royalty acquisitions. Brigham Minerals did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 2020 Secondary Offering

On June 12, 2020, Brigham Minerals completed an offering of 6,600,000 shares of its Class A common stock (the "June 2020 Secondary Offering"), all of which were sold by certain stockholders of the Company (the “June 2020 Selling Stockholders”), and 4,872,669 of which represented shares issued upon redemption of an equivalent number of the June 2020 Selling Stockholders’ Brigham LLC Units (together with a corresponding number of shares of Class B common stock in Brigham Minerals), at a price to the public of $13.75 per share. Brigham Minerals did not sell any shares of its common stock in the June 2020 Secondary Offering and did not receive any proceeds pursuant to the June 2020 Secondary Offering.

September 2020 Secondary Offering

On September 15, 2020, Brigham Minerals completed an offering of 5,021,140 shares of its Class A common stock, including 654,931 shares issued pursuant to the option granted to the underwriter to purchase additional shares to cover over-allotments (the "September 2020 Secondary Offering"), all of which were sold by certain stockholders of the Company (the "September 2020 Selling Stockholders"), and 3,062,011 of which represented shares issued upon redemption of an equivalent number of the September 2020 Selling Stockholders’ Brigham LLC Units (together with a corresponding number of shares of Class B common stock in Brigham Minerals), at a price to the public of $8.20 per share. Brigham Minerals did not sell any shares of its Class A common stock in the September 2020 Secondary Offering and did not receive any proceeds pursuant to the September 2020 Secondary Offering. In addition, in connection with the September 2020 Secondary Offering, Brigham Minerals repurchased 436,630 shares of its Class A common stock from the September 2020 Selling Stockholders in a privately negotiated transaction at a price equal to the price per share at which the underwriter purchased shares from the September 2020 Selling Stockholders in the September 2020 Secondary Offering (and Brigham LLC redeemed a corresponding number of Brigham LLC Units held by Brigham Minerals). The repurchased shares are presented in the Company's consolidated balance sheet as Treasury Stock, at cost.

As of December 31, 2021, Brigham Minerals owned a 81.0% interest in Brigham LLC and the Original Owners owned 19.0% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Company's Original Owners, collectively owned 8.7% of the outstanding voting stock of Brigham Minerals as of December 31, 2021. Yorktown ceased to be an affiliate of the Company on January 20, 2022 in connection with the resignation of W. Howard Keenan, Jr. from the Board of Directors.
Basis of Presentation
The accompanying consolidated financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. Brigham Minerals operates in one segment: oil and natural gas exploration and production.
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

2.    Significant Accounting Policies

Emerging Growth Company and Large Accelerated Filer Status

As a company with less than $1.07 billion in revenues during its during the twelve months ended December 31, 2020, Brigham Minerals qualified as an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC may take advantage of specified reduced reporting and other regulatory requirements. As a result of Brigham Minerals’ election to avail itself of certain provisions of the JOBS Act, the information that Brigham Minerals provides for periods prior to January 1, 2021, may be different than the information provided by other public companies.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021 the total market value of Brigham Minerals’ common equity securities held by non-affiliates exceeded $700 million and as a result, Brigham Minerals became a "large accelerated filer" and ceased to be an EGC as of December 31, 2021. Brigham Minerals was required to accelerate the adoption of Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) for the year ended December 31, 2021 as described below under the heading, "Recently Adopted Accounting Standards".
Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (or "the new lease standard") amending the guidance on the accounting for leasing transactions. The new lease standard requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. ASU 2016-02 does not apply to leases of mineral rights to explore for or use crude oil and natural gas. The ASU replaced most existing lease guidance in GAAP effective upon adoption. The Company adopted the new lease standard during the fiscal year ending December 31, 2021, with a beginning period of adoption of January 1, 2021. The Company made policy elections to apply the following practical expedients as provided in the standards update:

• an accounting policy election to not apply the recognition requirements in the new standards update to short-term leases (a lease that at commencement date has a lease term of twelve months or less) and not to separate non-lease components from lease components for all asset classes; and

• a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs prior to January 1, 2021.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company enters into land easements as a lessor, on a routine basis as part of its ongoing operations and has many such agreements currently in place; however, the Company did not account for any land easements under Topic 840. As this guidance serves as an amendment to the new lease standard, the Company elected this practical expedient, which became effective upon the date of adoption of the new lease standard. For Brigham Minerals, as a lessor, the amounts received with respect to term-based land easement payments were immaterial during the fiscal year ending December 31, 2021. The Company will assess any new land easements to determine whether the arrangement should be accounted for as a lease. Perpetual-based land easements are not in scope under the new lease standard.
In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases) and applying the modified retrospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2021 was immaterial.
Financial Instruments — Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaced the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The Company adopted ASU 2016-13 during the fiscal year ending December 31, 2021, with a beginning period of adoption of January 1, 2021. The impact of the adoption of ASU 2016-13 on the consolidated financial statements of Brigham Minerals was immaterial. ASU 2016-13 was applied using a modified retrospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date, however, the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2021 was immaterial.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively.
The accompanying consolidated financial statements are based on a number of significant estimates including quantities of oil, natural gas and NGLs reserves that are the basis for the calculations of depreciation, depletion, amortization (“DD&A”) and impairment of oil and natural gas properties. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas and there are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may differ from the quantities of oil and natural gas that are ultimately recovered. Brigham Minerals’ reserve estimates are audited by Cawley, Gillespie & Associates, Inc. (“CG&A”), an independent petroleum engineering firm. Other items subject to significant estimates and assumptions include the carrying amount of oil and natural gas properties, share-based compensation expenses and revenue accruals.

Cash and Cash Equivalents
Brigham Minerals considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
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
Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. We recorded credit losses of $0.5 million, $0.3 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included in general and administrative expenses.
At December 31, 2021 and 2020, accounts receivable was comprised of the following:

	December 31,
(In Thousands)	2021	2020
Accounts receivable
Oil and gas sales	$30,485	$17,413
Reserve for credit losses	(995)	(855)
Other	1,049	1,074
Total accounts receivables	$30,539	$17,632

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	For the Years Ended December 31,
	2021	2020	2019
Exxon Mobil Corp.	13%	11%	10%
Occidental Petroleum Corp.	11%	12%	16%
ConocoPhillips Company (1)	11%	14%	—%
Continental Resources, Inc.	10%	10%	12%
(1) ConocoPhillips Company acquired Royal Dutch Shell's subsidiary, Shell Enterprises LLC, interest in Shell's Permian assets.

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the year ended December 31, 2021, we received revenues from 178 operators with approximately 67% of revenues coming from the top ten operators on our properties. For the year ended December 31, 2020, we received revenues from 145 operators with approximately 70% of revenues coming from the top ten operators on our properties.

Financial Instruments
Brigham Minerals’ financial instruments consist of cash and cash equivalents, receivables, payables, derivative assets and liabilities, and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.
The fair values of Brigham Minerals’ derivative assets and liabilities are based on a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates, volatility factors and credit risk adjustments.
The carrying amount of long-term debt associated with borrowings outstanding under Brigham Minerals’ revolving credit facility approximates fair value as borrowings bear interest at variable market rates. See “Note 5—Fair Value Measurements” and “Note 6—Long-Term Debt.”

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
Costs associated with unevaluated properties are excluded from the amortizable cost base until a determination has been made as to the existence of proved reserves. Unevaluated properties are reviewed periodically to determine whether the costs incurred should be reclassified to the full cost pool and subjected to amortization. The costs associated with unevaluated properties primarily consist of acquisition costs and capitalized general and administrative costs. Unevaluated properties are assessed for impairment on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: expectation of future drilling activity; past drilling results and activity; geological and geophysical evaluations; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative acquisition

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization. There was no impairment recorded for unevaluated properties in 2021, 2020 and 2019.
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
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties less related income tax effects (the ceiling limitation). A ceiling limitation is calculated at each reporting period. If total capitalized costs, net of accumulated DD&A and related deferred income taxes are greater than the ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date. The ceiling limitation calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended December 31, 2021, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. If applicable, these net wellhead prices would be further adjusted to include the effects of any fixed price arrangements for the sale of oil and natural gas. See “Note 3—Oil and Gas Properties” for further discussion.

Leases
The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease, depending on the lease classification guidance. We currently do not have any finance leases. We capitalize our operating leases through an operating lease ROU asset and a corresponding operating lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.
Our operating leases are reflected as operating lease right-of-use asset, current operating lease liability and non-current operating lease liability on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset also includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Nature of Leases
We lease certain office space under a non-cancelable lease for our corporate headquarters. Our office agreements are typically structured with non-cancelable terms of one to ten years. We have concluded our office agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Discount Rate
Our office agreement does not provide an implicit rate. Accordingly, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. We use the implicit rate in the limited circumstances in which that rate is readily determinable.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Practical Expedients and Accounting Policy Elections
Certain of our lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, we have utilized the practical expedient that exempts us from separating lease components from non-lease components. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component.
In addition, for all of our existing asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our statements of operations on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our statements of operations in the period in which the obligation for those payments is incurred. Lease payments on our short-term leases during the years ended December 31, 2021, 2020 and 2019 were immaterial.

Accounting for Leases as a Lessor

The Company acts as a lessor with respect to amounts received for land easements (also commonly referred to as rights of way). Land easements represent the right to use, access, or cross another entity's land for a specified purpose. The Company elected to apply the land easement practical expedients and does not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. A land easement may be perpetual or term-based. Perpetual easements are not in scope under the new leasing standard. All term-based land easements granted by the Company during the year ended December 31, 2021 were immaterial in the aggregate.
See "Note 7—Leases" for additional disclosures of the Company's leases.
Share-Based Compensation
Brigham Minerals accounts for its share-based compensation including grants of the Incentive Units (as hereinafter defined), restricted stock awards, time-based restricted stock units and performance-based stock units in the consolidated statements of operations based on their estimated fair values at grant date. Brigham Minerals uses a Monte Carlo simulation to determine the fair value of performance-based stock units. Brigham Minerals recognizes expense on a straight-line basis over the vesting period of the respective grant, which is generally the requisite service period. Brigham Minerals capitalizes a portion of the share-based compensation expense to oil and gas properties on the consolidated balance sheets. Share-based compensation expense is included in general and administrative expenses in Brigham Minerals’ consolidated statements of operations included within this Annual Report. There was approximately $16.5 million of unamortized compensation expense relating to outstanding awards at December 31, 2021, a portion of which will be capitalized. The unrecognized share-based compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards. Brigham Minerals accounts for forfeitures as they occur.
Earnings Per Share
Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of its Class B common stock and the treasury stock method to determine the potential dilutive effect of outstanding Incentive Units, RSAs, RSUs, and PSUs.
Employee Benefit Plan
We sponsor a 401(k) tax-deferred savings plan for our employees. We match 100% of each employee’s contributions, up to 6% of the employee’s total compensation. Brigham Resources may also contribute additional amounts at its discretion. Brigham Resources contributed $0.4 million, $0.4 million and $0.3 million, to the 401(k) plan for each of the years ended December 31, 2021, 2020, and 2019.
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

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
all available positive and negative evidence and makes certain assumptions. Brigham Minerals considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.
Temporary Equity
Brigham Minerals accounted for the Original Owners’ 23.2% interest in Brigham LLC as of December 31, 2020, as temporary equity as a result of certain redemption rights held by the Original Owners as discussed in “Note 9—Temporary Equity and Non-controlling Interest.” As such, the Company adjusted temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on the 10-day volume-weighted average closing price (“VWAP”) of Class A shares at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital. Temporary equity is reclassified to permanent equity (i) upon Conversion of Class B common stock (and an equivalent number of Brigham LLC Units) to Class A common stock, or (ii) when holders of Class B common stock no longer control a majority of the votes of the Company's Board of Directors (the "Board of Directors") through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon a Brigham Unit Holder's exercise of its Redemption Right.
As a result of the appointment of an additional independent member to our Board of Directors on February 19, 2021, the holders of Class B common stock no longer hold a majority of the votes of the Board of Directors and no longer control the Board of Directors through direct representation on the Board of Directors. Consequently, after February 19, 2021, Class B common stock is presented as non-controlling interest (as discussed below) in the consolidated balance sheets of Brigham Minerals.
Non-Controlling Interest
As of February 19, 2021 and thereafter, the holders of Class B common stock no longer control a majority of the votes of the Board of Directors through direct representation on the Board of Directors, and no longer control the determination of whether to make a cash payment upon each holder of Brigham LLC Unit's (each a "Brigham LLC Unit Holder") exercise of its Redemption Right (as hereinafter defined). As such, at December 31, 2021, Brigham Minerals accounts for Brigham LLC Unit Holders' 19.0% interest in Brigham LLC not owned by Brigham Minerals as non-controlling interest. For further discussion, see “Note 9—Temporary Equity and Non-controlling Interest.”
Revenue from Contracts with Customers
Mineral and royalty revenues
Mineral and royalty revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All of the Company’s oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company’s contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment for oil, natural gas and NGL sales within 60 days of the month of delivery, which can extend up to 9 months after initial production from the well. The Company’s contracts for oil, natural gas and NGL sales are standard industry contracts that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions. As each unit of product represents a separate performance obligation and the consideration is variable as it relates to oil and natural gas prices, Brigham Minerals recognizes revenue from oil and natural gas sales using the allocation exception for variable consideration in ASC 606.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the twelve months ending December 31, 2021, 2020 and 2019 the disaggregated revenues from sales of oil, natural gas and NGLs are as follows:

	For the Years Ended December 31,
Disaggregated revenues (in thousands)	2021	2020	2019
Oil sales	$110,791	$67,909	$82,048
Natural gas sales	27,070	10,443	9,724
NGL sales	18,838	7,893	6,114
Total mineral and royalty revenues	$156,699	$86,245	$97,886
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
Allocation of transaction price to remaining performance obligations
Mineral and royalty revenues
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
Prior-period performance obligations
Brigham Minerals records revenue in the month production is delivered to the purchaser. As a non-operator, Brigham Minerals has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, Brigham Minerals is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the accounts receivable line item in the accompanying consolidated balance sheets. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the years ended December 31, 2021, 2020 and 2019, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.
Debt Issuance Cost
Other assets include capitalized debt issuance costs of $1.2 million and $0.8 million, net of accumulated amortization of $1.1 million and $0.8 million as of December 31, 2021 and 2020, respectively. Debt issuance costs were incurred in connection with establishing and amending credit facilities for Brigham Resources and are amortized over the term of the credit facilities using the straight-line method, which approximates the effective interest rate method. Amortization expense for debt issue costs was $0.3 million, $0.6 million and $0.4 million for the years ended December 31, 2021, 2020, and 2019. During the year ended December 31, 2020, we wrote off debt issuance cost of $0.3 million as a result of the reduction of the borrowing base on our revolving credit facility that occurred in May 2020.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Oil and Gas Properties

Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $13.0 million, $10.2 million and $7.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties consisted of the following:

	December 31,
(In Thousands)	2021	2020
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$338,613	$325,091
Evaluated property	633,138	488,301
Total oil and gas properties, at cost	971,751	813,392
Less accumulated depreciation, depletion, and amortization	(239,612)	(189,546)
Total oil and gas properties, net	$732,139	$623,846

Costs not subject to depletion are as follows, by the year in which such costs were incurred:

	By Year:
(In Thousands)	Total	2021	2020	2019	2018	2017	Prior
Property Acquisition costs	$338,613	$45,885	$32,456	$71,385	$64,582	$58,619	$65,686

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $36.4 million, $47.3 million and $30.4 million for the year ended December 31, 2021, 2020 and 2019, respectively. Average depletion of proved properties was $11.05, $13.63 and $11.22 per Boe for the year ended December 31, 2021, 2020 and 2019, respectively.
Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. At December 31, 2021, 2020 and 2019, the SEC oil price and SEC gas price used in the calculation of the ceiling test, adjusted by area for energy content, transportation fees and regional price differentials, were $66.56, $39.57, and $55.65 per barrel of oil and $3.64, $2.00, and $2.60 per MMbtu of natural gas, respectively. During the year ended December 31, 2020, Brigham Minerals recorded ceiling test impairment charges of $79.6 million to oil and gas properties, net, as a result of its quarterly ceiling test analysis. The impairment charges were due to declining SEC oil prices and SEC gas prices, as well as certain reclassification of proved undeveloped reserves to probable and possible reserves, as a result of a slowdown in operator activity. There were no impairment charges during the years ended December 31, 2021 and 2019.
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

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions and Divestitures

DJ Acquisition

On November 3, 2021, the Company entered into a definitive purchase and sale agreement to acquire approximately 8,400 net royalty acres primarily in Weld County, Colorado, operated by PDC Energy, Inc., Chevron Corporation, Occidental Petroleum and Civitas Resources for 2.2 million shares of the Company’s common stock and $43.1 million of cash, net of $1.7 million of customary closing adjustments. The DJ Acquisition closed on December 15, 2021. The cash portion of the purchase price was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility.

The following table presents the acquisition consideration paid in the DJ Acquisition (in thousands, except the number of shares and price per share):

Consideration:
Class A shares of Brigham Minerals, Inc. common stock issued at closing	2,180,128
Closing price per share of Brigham Minerals, Inc. common stock on the closing date	$21.26
Fair Value of Brigham Minerals, Inc. common stock issued	$46,349
Cash consideration	43,083
Total consideration (including fair value of Brigham Minerals, Inc. common stock issued)	$89,432

The DJ Acquisition has been accounted for as an asset acquisition and the allocation of the purchase price was $17.9 million to unevaluated properties and $71.5 million to evaluated properties.

Other Acquisitions
During the years ended December 31, 2021 and 2020, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the table below. The change in the oil and natural gas property balance for the year ended December 31, 2021 is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that were funded with our retained operating cash flow, proceeds from asset sales and our revolving credit facility (hereinafter defined). The changes in the oil and natural gas property balance for the year ended December 31, 2020 were partially funded with proceeds from the December 2019 Offering as well as our retained cash flow and our revolving credit facility.

	Assets Acquired		Cash Consideration Paid
(In Thousands)	Evaluated	Unevaluated
Year ended December 31, 2021	$26,822	$34,056	$60,878
Year ended December 31, 2020	$30,856	$35,725	$66,581
Divestitures
During the year ended December 31, 2021, Brigham Minerals divested certain non-core, primarily undeveloped acreage in Oklahoma and received cash of $13.6 million.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Fair Value Measurements

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Brigham Minerals had no financial assets or liabilities that were accounted for at fair value on a recurring basis at December 31, 2021 and 2020.
Brigham Minerals had no derivative contracts in place as of December 31, 2021 and 2020. Commodity derivative instruments are valued using a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates and volatility factors. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and our credit quality for derivative liabilities. As such, these derivative contracts are classified within Level 2.
Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the years ended December 31, 2021 and 2020.

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

6.    Long-Term Debt

Revolving Credit Facility
On May 16, 2019 (the “closing date”) Brigham Resources entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the various lenders from time to time party thereto, providing for a revolving credit facility (our "revolving credit facility”). Our revolving credit facility is guaranteed by Brigham Resources’ domestic subsidiaries and is

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
collateralized by a lien on a substantial portion of Brigham Resources and its domestic subsidiaries’ assets, including a substantial portion of their respective royalty and mineral properties.
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
On December 15, 2021, Brigham Resources entered into the Fourth Amendment to the credit agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, evidenced a further increase of the borrowing base and elected commitments under the prior credit agreement from $165.0 million to $230.0 million.
Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the year ended December 31, 2021 was 2.31%. As of December 31, 2021, the borrowing base on our revolving credit facility was $230.0 million, with outstanding borrowings of $93.0 million, resulting in $137.0 million availability for future borrowings.
Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans, 2.500% to 3.500%. Brigham Resources may elect an interest period of one, two, three, six, or if available to all lenders, twelve months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.
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
Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject to Consolidated Total Leverage Ratio and liquidity thresholds) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. As of December 31, 2021, we were in compliance with all covenants in accordance with our revolving credit facility.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Leases

The Company enters into leasing transactions in which the Company is the lessee. The Company's lease contracts are generally for office buildings, and office equipment. The Company performed evaluations of its contracts and determined it has only operating leases.
In July 2019, the Company entered into a lease agreement for its corporate headquarters located in Austin, TX (the “Bridgepoint Lease”). The Bridgepoint Lease includes approximately 29,546 square feet and commenced in July 2019, with an expiration on June 30, 2027. The Bridgepoint Lease includes lease and non-lease components that we account for as a single lease component as an accounting policy election. See "Note 2—Significant Accounting Policies—Leases—Practical Expedients and Accounting Policy Elections" for further discussion. The Bridgepoint Lease requires monthly lease payments that may be subject to annual increases throughout the lease term and also includes renewal options at the election of the Company to renew or extend the lease for two, consecutive, five-year lease terms. This optional period has not been included in the lease term in the determination of the operating lease right-of-use-assets or operating lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. Since the Bridgepoint Lease does not contain an implicit rate, the Company used the incremental borrowing rate of 2% as the discount rate to calculate present value of lease payments. Rent expense on this operating leases is recognized over the term of the lease on a straight-line basis. Rent expense for the years ended December 31, 2021, 2020, and 2019 was $1.3 million, $1.1 million, and $0.6 million, respectively.
The Company also enters into leasing transactions in which the Company is the lessor, primarily through land easements. The Company performed evaluations on all term-based land easements payments received during the year ended December 31, 2021 and determined that all such payments were immaterial in the aggregate.

The following table summarizes the Company’s recognition of its operating lease:

(In Thousands)	Classification	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$6,764

Liabilities
Current:
Operating	Current operating lease liability	$1,178

Non-current:
Operating	Non-current operating lease liability	$5,742

The table below presents the maturity of the Company’s liabilities under the Bridgepoint Lease as of December 31, 2021.

Year	Commitment
2022	$1,296
2023	1,319
2024	1,340
2025	1,360
2026	1,383
Thereafter	582
Total lease payments	$7,280
Less imputed interest	(360)
Total lease liabilities	$6,920

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Equity

Class A Common Stock
Brigham Minerals had approximately 48.4 million shares of its Class A common stock outstanding as of December 31, 2021. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities.
Class B Common Stock
Brigham Minerals ha~~d~~ approximately 11.4 million shares of its Class B common stock outstanding as of December 31, 2021. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ stockholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.
Treasury Stock
Brigham Minerals repurchased 436,630 shares of its Class A common stock from the September 2020 Selling Stockholders at a price of $8.08 per share (and Brigham LLC redeemed a corresponding number of Brigham LLC Units held by Brigham Minerals). See "Note 1—Business and Basis of Presentation." As of December 31, 2021, there were 436,630 shares of Class A common stock held in treasury.
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Brigham Minerals uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding shares of Class B common stock (and corresponding Brigham LLC Units), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSAs, RSUs, PSUs and unvested Incentive Units as defined in "Note 2 - Significant Accounting Policies - Earnings Per Share". Brigham Minerals does not use the two-class method because the Class B common stock and the unvested share-based awards are nonparticipating securities.
For the year ended December 31, 2021, the Class B common stock and the Incentive Units were not recognized in the dilutive EPS calculations as the effect would have been antidilutive. For the year ended December 31, 2020, the Class B common stock, the Incentive Units, RSAs and RSUs were not recognized in dilutive EPS calculations as the effect would have been antidilutive, and the PSUs were not included in the computation of EPS because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period. For the year ended December 31, 2019, Brigham Minerals’ EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income or loss prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding from the IPO through December 31, 2019.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period:

	Years Ended December 31,
(In Thousands, Except per Share Data)	2021	2020	2019
Basic EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. stockholders	$50,283	$(42,412)	$6,901
Less net income attributable to stockholders pre-IPO	—	—	(848)
Basic net income (loss) attributable to Brigham Minerals, Inc. stockholders post-IPO (1)	$50,283	$(42,412)	$6,053

Denominator:
Basic weighted average shares outstanding (1)	44,576	38,178	22,870
Basic EPS attributable to Brigham Minerals, Inc. stockholders	$1.13	$(1.11)	$0.26

Diluted EPS
Numerator:
Basic net income (loss) attributable to Brigham Minerals, Inc. stockholders post-IPO (1)	$50,283	$(42,412)	$6,053
Diluted net income (loss) attributable to Brigham Minerals, Inc. stockholders	$50,283	$(42,412)	$6,053
Denominator:
Basic weighted average shares outstanding (1)	44,576	38,178	22,870
Effect of dilutive securities:
Unvested equity awards	1,056	—	—
Diluted weighted average shares outstanding	45,632	38,178	22,870
Diluted EPS attributable to Brigham Minerals, Inc. stockholders	$1.10	$(1.11)	$0.26
(1) Represents earnings per share of Class A common stock and weighted average shares of Class A common stock for the period following the IPO.

9.    Temporary Equity and Non-controlling Interest

Temporary equity
Temporary equity represented the 23.2% interest in the units of Brigham LLC not owned by Brigham Minerals, as of December 31, 2020. Class B common stock was classified as temporary equity in the consolidated balance sheet as of December 31, 2020, as pursuant to the Amended and Restated Limited Liability Company Agreement of Brigham LLC (the "Brigham LLC Agreement"), the Redemption Rights of a Brigham LLC Unit Holder for either shares of Class A common stock or an equivalent amount of cash was not solely within Brigham Minerals' control. This was due to the fact that the holders of Class B common stock controlled a majority of the votes of the Board of Directors through direct representation on the Board of Directors, which allowed the holders of Class B common stock to control the determination of whether to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right.
As a result of the appointment of an additional independent member to our Board of Directors on February 19, 2021, the holders of Class B common stock no longer hold a majority of the votes of the Board of Directors and no longer control the Board of Directors through direct representation on the Board of Directors. Consequently, after February 19, 2021, Class B common stock is presented as non-controlling interest (as discussed below) in the consolidated balance sheet of Brigham Minerals.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Temporary equity was recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to additional paid-in capital. From the date of the IPO through February 18, 2021, Brigham Minerals recorded adjustments to the value of temporary equity as presented in the table below:

(In Thousands)	Temporary Equity Adjustments
Balance - April 17, 2019 (1)	$518,000
Conversion of Class B shares to Class A shares	(104,390)
Net income attribution to temporary equity	9,646
Distribution to holders of temporary equity	(20,321)
Adjustment of temporary equity to redemption amount (2)	51,572
Balance - December 31, 2019	$454,507
Conversion of Class B shares to Class A shares	(97,491)
Net loss attribution to temporary equity	(15,582)
Distribution to holders of temporary equity	(24,793)
Adjustment of temporary equity to redemption amount (3)	(170,361)
Balance - December 31, 2020	$146,280
Net income attributable to temporary equity	1,922
Adjustment of temporary equity to redemption value	54,294
Reclassification to non-controlling interest (4)	(202,496)
Balance - February 18, 2021	$—
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
(2) Based on 22,847,045 shares of Class B common stock outstanding and Class A share 10-day VWAP of $19.89 at December 31, 2019.
(3) Based on 13,167,687 shares of Class B common stock outstanding and Class A share 10-day VWAP of $11.11 at December 31, 2020.
(4)        Based on 13,167,687 shares of Class B common stock outstanding and Class A common stock 10-day volume-weighted average closing price of $15.38 at February 18, 2021. The February 18, 2021 redemption value of temporary equity became the carrying value of non-controlling interest, as discussed below.

Non-controlling Interest

Non-controlling interest represents the 19.0% interest in the units of Brigham LLC not owned by Brigham Minerals, as of December 31, 2021. Class B common stock is classified as non-controlling interest in the consolidated balance sheet as of February 19, 2021 and thereafter.
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

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-controlling interest is recorded at its carrying value. For the period from February 19, 2021 to December 31, 2021, the Company recorded adjustments to the value of non-controlling interest as presented in the table below:

(In Thousands)	Non-controlling Interest
Balance - February 19, 2021	$—
Reclassification from temporary equity (1)	202,496
Conversion of Class B common stock to Class A common stock	(27,239)
Net income attributable to non-controlling interest (2)	15,821
Distribution to holders of non-controlling interest declared	(17,833)
Balance - December 31, 2021	$173,245
(1) Represents the February 19, 2021, redemption value of temporary equity, prior to its reclassification to non-controlling interest. Based on 13,167,687 shares of Class B common stock outstanding and Class A common stock 10-day volume-weighted average closing price of $15.38 at February 18, 2021.
(2) Net income attributable to non-controlling interest includes the period from February 19, 2021 through December 31, 2021.
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

In connection with the completion of the IPO, Brigham LLC and Brigham Equity Holdings discontinued granting new Incentive Units; however Brigham Equity Holdings will continue to administer the existing awards that remain outstanding. As discussed in “Note 9—Temporary Equity and Non-controlling Interest,” participants may receive one share of Brigham Minerals’ Class A common stock in exchange for one share of Class B common stock and one Brigham LLC Unit, or cash at the option of Brigham Minerals. Brigham Minerals accounts for the Incentive Units as compensation expense measured at the fair value of the award on the date of grant. No compensation expense was recognized prior to the IPO because the IPO was not considered probable.
A summary of the Incentive Unit activity for the year ended December 31, 2021 is as follows:

	Incentive Units
	Number of Incentive Units	Grant-date Fair Value
Outstanding—January 1, 2021	141,820	$10.04
Vested	(70,911)	$10.04
Outstanding—December 31, 2021	70,909	$10.04

Long Term Incentive Plan
In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares,

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At December 31, 2021, 3,013,884  shares of Class A common stock remained available for future grants. Currently, all RSAs, RSUs and PSUs granted under the LTIP are entitled to receive dividends (in the case of RSAs) or have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company’s Class A common stock. Such dividends and DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSAs, RSUs, and PSUs. Dividends and DERs are accumulated and paid when the underlying shares vest. The fair value of the RSA awards granted with the right to receive dividends and RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation expense measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.
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
A summary of the RSA activity for the year ended December 31, 2021 is as follows:

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2021	68,293	$21.25
Vested (1)	(31,882)	$21.25
Forfeited	(5,978)	$21.25
Unvested at December 31, 2021	30,433	$21.25
(1) 9,024 of these RSAs were withheld to satisfy employee tax withholding obligations.

The Company has granted RSUs to certain employees and directors, which represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The RSUs issued to employees generally vest in one-third increments over a three-year period and RSUs issued to directors vest in one year from the date of grant. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to Brigham Minerals prior to the date the award vests. The share-based compensation expense of such RSUs was determined using the closing share price on the applicable date of grant, which is then applied to the total number of RSUs granted. Brigham Minerals accounts for forfeitures as they occur. Brigham Minerals withheld 181,182 RSUs to satisfy employee tax withholding obligations totaling $3.8 million, related to the RSUs that vested in 2021.
A summary of the RSU activity for the year ended December 31, 2021 is as follows:

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	562,871	$17.81
Granted	583,998	$16.31
Vested	(578,577)	$17.48
Forfeited	(14,316)	$18.49
Unvested at December 31, 2021	553,976	$16.55

The Company has granted PSUs to certain officers and managers, which vest based on continuous employment and satisfaction of a market condition based on the absolute total stockholder return of the Company’s common stock, including paid dividends, over an approximate three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between 0% (or forfeiture) and 200% of target. Expense related to these PSUs is recognized on a straight-line basis over the length of the applicable performance period. All compensation expense related to the market-based

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. The grant date fair value of such PSUs was determined using a Monte Carlo simulation model that utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated on the basis of historical volatility of a group of publicly traded oil and gas companies with a performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
The Company granted 753,546 PSUs (based on target) on April 23, 2019, with a performance period that ends on December 31, 2021. On December 31, 2021, 714,350 PSUs vested, based on 94.8% achievement of target, 39,196 PSUs were forfeited, and 271,521 PSUs totaling $5.7 million were withheld to satisfy employee tax withholding obligations. During the year ended December 31, 2020, 434,265 PSUs (based on target) were granted with a performance period that ends on December 31, 2022. During the year ended December 31, 2021, 472,378 PSUs (based on target) were granted with a performance period that ends on December 31, 2023. Using the assumptions in the table below, Brigham Minerals estimated the fair value of PSUs to be $17.02, $6.41 and $12.18, for PSUs granted in 2021, 2020 and 2019, respectively.

	Years Ended December 31,
	2021	2020	2019
Expected dividend yield	6%	11.5%	8.1%
Risk-free interest rate	0.27%	1.4%	2.3%
Volatility	45%	35%	30%

A summary of the PSU activity for the year ended December 31, 2021 is as follows:

	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2021	1,187,811	$10.07
Granted	472,378	$17.02
Vested	(714,350)	$12.18
Forfeited	(39,196)	$12.18
Unvested at December 31, 2021	906,643	$11.94

Share-Based Compensation Expense
Share-based compensation expense is included in general and administrative expense in the Company’s consolidated statement of operations. Share-based compensation expense recorded for each type of share-based compensation award, was as follows for the periods indicated:

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Incentive Units (1) (3)	$712	$712	$2,904
RSAs (2) (3)	623	1,254	3,972
RSUs (3)	10,128	7,390	4,630
PSUs (4)	6,288	4,259	2,361
Capitalized share-based compensation (5) (6)	(8,048)	(6,086)	(3,818)
Total share-based compensation expense	$9,703	$7,529	$10,049
(1)    Includes a cumulative effect adjustment to share-based compensation expense of $2.0 million pertaining to the period from the grant date through the IPO date. No compensation expense was recorded prior to the IPO because the IPO was not considered probable.
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
(5)    During the year ended December 31, 2021, Brigham Minerals capitalized $3.6 million of the share-based compensation to unevaluated property and $4.4 million to evaluated property on its consolidated balance sheet.
(6) Brigham Minerals capitalizes a portion of the share-based compensation expense incurred after the IPO.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Share-Based Compensation Expense
The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at December 31, 2021, a portion of which will be capitalized:

(In Thousands)	Incentive Units	RSAs	RSUs	PSUs	Total
Year
2022	$534	$200	$5,815	$4,030	$10,579
2023	—	—	2,822	3,063	5,885
Total	$534	$200	$8,637	$7,093	$16,464

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
Brigham Minerals periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating losses. In making this determination, Brigham Minerals considers all available positive and negative evidence and makes certain assumptions. Brigham Minerals considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Brigham Minerals' management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and as a result, Brigham Minerals did not record a valuation allowance at December 31, 2021 and 2020.
Brigham Minerals has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2021 and 2020, Brigham Minerals had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
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
Brigham Minerals is a corporation and is subject to U.S. federal income tax. In April 2019, Brigham Minerals completed the IPO of 16,675,000 shares of Class A common stock at a price to the public of $18.00 per share. The tax implications of the July 2018 restructuring, IPO and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying consolidated financial statements. On IPO date, a corresponding tax benefit of approximately $13.7 million was recorded associated with the differences between the tax and book basis of the investment in Brigham Resources. The offset of the deferred tax asset was recorded to additional paid-in capital.
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
The effective combined U.S. federal and state income tax rate for the year ended December 31, 2021 was 19%. During the year ended December 31, 2021, the Company recognized income tax expense of $16.3 million. During the years ended

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019, the Company recognized income tax benefit of $12.8 million and income tax expense of $2.7 million, respectively. Total income tax expense for the years ended December 31, 2021, 2020 and 2019 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the temporary equity, net income attributable to Predecessor, state taxes (net of the anticipated federal benefit), and percentage depletion in excess of basis.

	Years Ended December 31,
(In Thousands)	2021	2020	2019
State Income Tax
Current expense	$270	$122	$692
Deferred expense/(benefit)	2,182	(1,876)	63
Federal Income Tax
Current expense/(benefit)	10,217	(2,942)	1,322
Deferred expense/(benefit)	3,584	(8,066)	602
Totals:	$16,253	$(12,762)	$2,679

Total current income tax expense/(benefit)	$10,487	$(2,820)	$2,014
Total deferred income tax expense/(benefit)	5,766	(9,942)	665
Totals:	$16,253	$(12,762)	$2,679

The following table reconciles the income tax provision with income tax expense at the federal statutory rate for the periods indicated:

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Income (loss) before income taxes	$84,279	$(70,756)	$24,318
Less: income before income taxes attributable to predecessor	—	—	5,118
Less: income (loss) before income taxes attributable to non-controlling interests and temporary equity	17,851	(15,270)	9,858
Income (loss) before income taxes attributable to stockholders	$66,428	$(55,486)	$9,342

Income tax at the federal statutory rate	$13,950	$(11,652)	$1,962
State income taxes, net of federal benefit	540	(1,223)	717
State rate change (1)	1,397	—	—
Other federal tax effects	366	113	—
Total income tax provision	$16,253	$(12,762)	$2,679
(1)    We recorded $1.4 million in deferred tax expenses to remeasure our deferred tax assets based on the tax rates that are expected to apply as the asset is realized in future periods.

Brigham Minerals had $25.3 million and $24.9 million recorded as deferred tax asset as of December 31, 2021 and 2020. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were are follows:

	Years Ended December 31,
(In Thousands)	2021	2020
Deferred tax assets:
Loss carryforwards	$441	$627
Investment in subsidiary	25,102	24,405
Total deferred tax assets:	$25,543	$25,032

Deferred tax liabilities:
Oil and gas properties	$(235)	$(112)
Total deferred tax liabilities	$(235)	$(112)

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    Commitments and Contingencies
Contingencies
Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at December 31, 2021 and December 31, 2020.

13.    Related-Party Transactions
Brigham Land Management (“BLM”) occasionally provides us with land brokerage services. The services are provided at market prices and are periodically verified by third-party quotes. BLM is owned by Vince Brigham, an advisor to us and brother of Ben M. Brigham, founder and Executive Chairman of the Board. For the year ended December 31, 2021, 2020 and 2019 the amounts paid to BLM for land brokerage services were immaterial. At December 31, 2021, 2020 and 2019, the liabilities recorded for services performed by BLM were immaterial.
We provide certain services to Brigham Earth, LLC and affiliated entities. These include IT services and certain software, phone and equipment licenses. The IT services are passed through at our cost, which includes an allocable share of employee salary and administrative expenses. The software, phone and equipment licenses are passed through at our direct costs. Brigham Earth, LLC and its affiliated entities are owned in part by Ben M. Brigham, our founder and Executive Chairman of the Board.
Brigham Exploration Company, partially owned by Ben M. Brigham, on occasion leases some of our acreage at market rates. Brigham Minerals did not lease any acreage to Brigham Exploration Company during the years ended December 31, 2021 and 2020. We received $0.4 million for the year ended December 31, 2019 in connection with such leases.

14. COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The ongoing global spread of a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, with the gradual easing of COVID-19 lockdown restrictions globally, primarily due to the increase in accessibility of vaccines and demand for the commodities produced by the oil and natural gas industry have continued to improve. In addition, commodity prices in 2021 have improved substantially from historic lows in 2020 and the current outlook on commodity prices is generally favorable. However, the duration of COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.
Winter Storm Uri
In February 2021, Winter Storm Uri caused severe winter weather and freezing temperatures in the southern United States, which effected our properties in the Permian and Anadarko Basins, resulting in the curtailment of a portion of our production, delays in drilling and completion of wells, other operational constraints and ultimately adversely impacted our first quarter 2021 production. These curtailments, delay and operational constraints also resulted in increases in commodity prices, primarily natural gas prices. For example, the Henry Hub spot market price for natural gas for the month of February 2021 ranged from a low of $2.66 per MMBtu to a high of $23.86 per MMBtu. Given we do not operate our properties, Brigham Minerals had limited visibility into the timing of when production resumed and was required to estimate the amount of production delivered to the purchaser and the price that would ultimately be received for the sale of the product.

15.    Subsequent Events
On February 10, 2022, Brigham Minerals entered into a definitive purchase and sale agreement to acquire approximately 1,800 net royalty acres in the Midland Basin largely operated by Pioneer Natural Resources and Endeavor Energy Resources for approximately $15 million in cash and approximately 800,000 shares of Class A common stock subject to certain closing adjustments.

On February 18, 2022, Brigham Minerals declared a dividend of $0.45 per Class A common stock payable on March 25, 2022, to stockholders of record at the close of business on March 18, 2022.

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    Reserve and Related Financial Data (SMOG) - Unaudited

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
The reserves at December 31, 2021, 2020 and 2019 presented below were audited by CG&A. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. The reserves are located in various fields in Texas, New Mexico, Oklahoma, Colorado, Wyoming, North Dakota, and Montana. All of the proved reserves are located in the continental United States.

	Crude Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Total (MBoe)
Proved reserve quantities, December 31, 2018	12,991	51,796	5,117	26,741
Sales of minerals-in-place	(182)	(697)	(110)	(409)
Extensions and discoveries	1,997	7,780	817	4,110
Acquisitions	4,256	13,053	1,218	7,651
Revisions of previous estimates	(586)	(5,495)	(797)	(2,299)
Production	(1,515)	(4,707)	(407)	(2,706)
Proved reserve quantities, December 31, 2019	16,961	61,730	5,838	33,088
Sales of minerals-in-place	—	(286)	(1)	(48)
Extensions and discoveries	876	2,545	291	1,591
Acquisitions	1,235	3,652	331	2,174
Revisions of previous estimates	(4,049)	(18,188)	(1,189)	(8,271)
Production	(1,823)	(5,809)	(680)	(3,471)
Proved reserve quantities, December 31, 2020	13,200	43,644	4,590	25,063
Sales of minerals-in-place	(71)	(780)	(73)	(275)
Extensions and discoveries	1,666	4,404	623	3,024
Acquisitions	2,739	14,683	1,662	6,849
Revisions of previous estimates	1,053	10,107	1,706	4,444
Production	(1,677)	(5,886)	(642)	(3,300)
Proved reserve quantities, December 31, 2021	16,910	66,172	7,866	35,805
Proved reserve quantities at December 31, 2021 attributable to non-controlling interest	3,213	12,573	1,495	6,803

Proved developed reserve quantities:
December 31, 2019	9,924	33,232	2,494	17,957
December 31, 2020	9,403	31,873	3,426	18,141
December 31, 2021	13,148	56,372	6,367	28,911
Proved developed reserves at December 31, 2021 attributable to temporary equity	2,498	10,711	1,210	5,493

Proved undeveloped reserve quantities:
December 31, 2019	7,037	28,498	3,344	15,131
December 31, 2020	3,797	11,771	1,164	6,922
December 31, 2021	3,762	9,800	1,499	6,894
Proved undeveloped reserves at December 31, 2021 attributable to temporary equity	715	1,862	285	1,310

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in proved reserves that occurred during 2021 were primarily due to:
•the acquisition of additional mineral interests located in the Permian, DJ and Williston Basins in multiple transactions. The acquired proved reserves of 6,849 MBoe throughout the year were offset by the divestiture of 275 MBoe of proved reserves;
•well additions, extensions and discoveries of approximately 3,024 MBoe, as gross horizontal well locations were converted from probable, possible and contingent resources to proved, due to continuous activity and delineation of additional zones on our mineral and royalty interests;
•positive revision of 3,591 MBoe attributable to an increase in SEC pricing; and
•positive revision of 852 MBoe due to PDP outperformance, estimate ultimate recovery ("EUR") adjustments, refined gas and NGL processing assumptions, and unit configuration.
Changes in proved reserves that occurred during 2020 were primarily due to:
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

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following summary sets forth the future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932:

	For the Years Ended December 31,
(In Thousands)	2021	2020	2019
Future crude oil, natural gas, and NGL sales	$1,512,784	$562,545	$1,042,118
Future severance tax and ad valorem taxes	(109,849)	(39,318)	(73,627)
Future income tax expense	(214,311)	(46,908)	(143,599)
Future net cash flows	1,188,624	476,319	824,892
10% annual discount	(549,768)	(205,551)	(359,258)
Standardized measure of discounted future net cash flows	$638,856	$270,768	$465,634
Standardized measure of discounted future net cash flows attributable to temporary equity	$121,383	$62,853	$186,999

The following prices were used in the determination of standardized measure:

	For the Years Ended December 31,
	2021	2020	2019
Oil (per Bbl)	$64.46	$36.35	$51.01
Natural gas (per Mcf)	3.22	1.03	1.51
NGLs (per Bbl)	26.65	8.19	14.39
These prices were based on the 12-month arithmetic average first-of-month West Texas Intermediate (“WTI”) price of oil and Henry Hub price of natural gas. The NGL pricing varied by basin at 29% to 41% of WTI. All p rices have been adjusted for transportation, quality, basis differentials and post-production costs.
The principal sources of change in the standardized measure of discounted future net cash flows are:

	For the Years Ended December 31,
(In Thousands)	2021	2020	2019
Standardized measure of discounted future net cash flows, beginning of the year	$270,768	$465,634	$443,459
Changes in the year resulting from:
Sales, less production costs	(140,561)	(73,654)	(86,492)
Revisions of previous quantity estimates	106,664	(135,926)	(41,539)
Extensions, discoveries, and other additions	74,305	21,011	69,057
Net change in prices and production costs	268,687	(131,886)	(99,660)
Accretion of discount	23,763	54,741	51,949
Purchase of reserves in place	151,547	27,241	137,819
Divestitures of reserves in place	(2,375)	(250)	(5,783)
Net change in taxes	(87,960)	53,786	(5,739)
Timing differences and other	(25,982)	(9,929)	2,563
Standardized measure of discounted future net cash flows, end of the year	$638,856	$270,768	$465,634

BRIGHAM MINERALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized oil and natural gas costs
The aggregate amounts of costs capitalized for oil and natural gas producing activities and related aggregate amounts of accumulated depletion follow:

	For the Years Ended December 31,
(In Thousands)	2021	2020	2019
Oil and gas properties, at cost, using full cost method of accounting:
Unevaluated property	$338,613	$325,091	$291,664
Evaluated property	633,138	488,301	449,061
Total oil and gas properties, at cost	971,751	813,392	740,725
Less accumulated depreciation, depletion, and amortization	(239,612)	(189,546)	(61,103)
Total oil and gas properties, net	$732,139	$623,846	$679,622

Costs incurred in oil and natural gas activities
The following costs were incurred in oil and natural gas producing activities:

	For the Years Ended December 31,
(In Thousands)	2021	2020	2019
Acquisition of oil and gas properties
Unevaluated	$51,934	$35,725	$78,093
Evaluated	98,377	30,856	140,025
Total	$150,311	$66,581	$218,118