Form 10-Q
period 2022-06-30
Brigham Minerals, Inc.
filed 2022-08-05
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 53,721,077 shares of Class A common stock and 6,725,065 shares of Class B common stock outstanding as of July 31, 2022.

BRIGHAM MINERALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In particular, our statements regarding the ongoing COVID-19 pandemic and its potential future impact on our business, financial position, results of operations and cash flows are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (the "SEC").

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
•general economic, business, political or industry conditions, including the impact of continued inflation and associated changes in monetary policy; and
•certain factors discussed elsewhere in this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,103	$20,819
Restricted cash	—	200
Accounts receivable	72,947	30,539
Prepaid expenses and other	4,967	3,145
Total current assets	102,017	54,703
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	307,451	338,613
Evaluated property	744,018	633,138
Less accumulated depreciation, depletion, and amortization	(339,513)	(239,612)
Oil and gas properties, net	711,956	732,139
Other property and equipment	3,357	2,060
Less accumulated depreciation	(1,512)	(1,280)
Other property and equipment, net	1,845	780
Operating lease right-of-use asset	6,178	6,764
Deferred tax asset	37,918	25,308
Other assets, net	1,356	1,183
Total assets	$861,270	$820,877

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,990	$20,473
Current operating lease liability	1,200	1,178
Total current liabilities	20,190	21,651
Long-term bank debt	73,000	93,000
Non-current operating lease liability	5,138	5,742
Other non-current liabilities	1,711	810
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 54,138,411 shares issued and 53,579,712 shares outstanding at June 30, 2022; 400,000,000 authorized, 48,796,518 shares issued and 48,359,888 shares outstanding at December 31, 2021	541	488
Class B common stock, $0.01 par value; 150,000,000 authorized, 6,866,430 shares issued and outstanding at June 30, 2022; 150,000,000 authorized, 11,371,517 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	746,022	634,564
Accumulated deficit	(86,783)	(105,096)
Treasury stock, at cost; 558,699 shares at June 30, 2022 and 436,630 shares at December 31, 2021	(6,338)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	653,442	526,429
Non-controlling interests	107,789	173,245
Total equity	$761,231	$699,674
Total liabilities and equity	$861,270	$820,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Mineral and royalty revenues	$90,403	$37,005	$160,398	$69,181
Lease bonus and other revenues	476	806	1,909	2,403
Total revenues	90,879	37,811	162,307	71,584
OPERATING EXPENSES
Gathering, transportation and marketing	2,246	1,593	4,249	3,326
Severance and ad valorem taxes	5,361	2,300	9,692	4,133
Depreciation, depletion, and amortization	13,449	9,080	25,762	18,447
General and administrative	5,546	5,697	11,455	11,139
Total operating expenses	26,602	18,670	51,158	37,045
INCOME FROM OPERATIONS	64,277	19,141	111,149	34,539
Interest expense, net	(1,154)	(387)	(2,068)	(654)
Other income, net	14	2	34	15
Income before income taxes	63,137	18,756	109,115	33,900
Income tax expense	12,957	3,430	19,870	6,503
NET INCOME	$50,180	$15,326	$89,245	$27,397
Less: Net income attributable to non-controlling interest	(7,931)	(4,138)	(16,014)	(7,613)
Net income attributable to Brigham Minerals, Inc. stockholders	$42,249	$11,188	$73,231	$19,784

NET INCOME PER COMMON SHARE
Basic	$0.80	$0.25	$1.45	$0.45
Diluted	$0.78	$0.25	$1.40	$0.44
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	52,547	43,916	50,505	43,717
Diluted	54,398	45,281	52,205	45,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2021	48,360	$488	11,372	$—	$634,564	$(105,096)	437	$(3,527)	$173,245	$699,674
Issuance of common stock	800	8	—	—	20,378	—	—	—	—	20,386
Conversion of shares of Class B Common Stock to Class A Common Stock	2,190	22	(2,190)	—	34,417	—	—	—	(34,439)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	6,203	—	—	—	—	6,203
Share-based compensation	—	—	—	—	2,703	—	—	—	—	2,703
Restricted stock forfeitures	(2)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(22,280)	—	—	(5,743)	(28,023)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	1	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	30,982	—	—	8,083	39,065
Balance - March 31, 2022	51,349	$518	9,182	$—	$698,265	$(96,394)	437	$(3,527)	$141,146	$740,008
Acquisition post-closing adjustment	(122)	—	—	—	—	—	122	(2,811)	—	(2,811)
Conversion of shares of Class B Common Stock to Class A Common Stock	2,316	23	(2,316)	—	35,759	—	—	—	(35,782)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	8,679	—	—	—	—	8,679
Shares surrendered for tax withholdings on vested RSAs	(8)	—	—	—	(197)	—	—	—	—	(197)
Share-based compensation	—	—	—	—	3,517	—	—	—	—	3,517
Dividends and distributions declared	—	—	—	—	—	(32,638)	—	—	(5,506)	(38,144)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	45	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	—	42,249	—	—	7,931	50,180
Balance - June 30, 2022	53,580	$541	6,866	$—	$746,022	$(86,783)	559	$(6,338)	$107,789	$761,231

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,720	—	—	—	(1,721)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(480)	—	—	—	—	(480)
Share-based compensation	—	—	—	—	3,933	—	—	—	—	3,933
Restricted stock forfeitures	(4)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(11,788)	—	—	(3,447)	(15,235)
Net income	—	—	—	—	—	8,596	—	—	1,553	10,149
Balance - March 31, 2021	43,666	$441	13,056	$—	$552,008	$(95,584)	437	$(3,527)	$198,881	$652,219
Conversion of shares of Class B Common Stock to Class A Common Stock	1,403	14	(1,403)	—	21,243	—	—	—	(21,257)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	2,666	—	—	—	—	2,666
Share-based compensation	—	—	—	—	4,410	—	—	—	—	4,410
Restricted stock forfeitures	(1)	—	—	—	—	—	—	—	—	—
Shares surrendered for tax withholdings on vested RSAs	(9)	—	—	—	(145)	—	—	—	—	(145)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	75	1	—	—	(1)	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(14,907)	—	—	(4,449)	(19,356)
Net income	—	—	—	—	—	11,188	—	—	4,138	15,326
Balance - June 30, 2021	45,134	$456	11,653	$—	$580,181	$(99,303)	437	$(3,527)	$177,313	$655,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,245	$27,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,762	18,447
Share-based compensation expense	3,440	4,855
Amortization of debt issuance costs	280	141
Deferred income tax expense	2,272	1,286
Credit losses	274	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(42,682)	(8,040)
(Increase) decrease in other current assets	(1,818)	581
Increase in accounts payable and accrued liabilities	10,175	448
Increase in other long-term liabilities	—	16
Net cash provided by operating activities	$86,948	$45,131
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(59,800)	(36,331)
Additions to other fixed assets	(1,229)	(27)
Proceeds from sale of oil and gas properties, net	74,370	—
Net cash provided by (used in) investing activities	$13,341	$(36,358)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(70,000)	(4,000)
Borrowing of long-term debt	50,000	27,000
Offering costs of Class A common stock	(78)	—
Dividends paid	(55,768)	(25,537)
Distribution to holders of non-controlling interest	(11,163)	(7,809)
Debt issuance costs	(453)	(21)
Payment of employee tax withholding for settlement of equity compensation awards	(9,743)	(1,136)
Net cash used in financing activities	$(97,205)	$(11,503)
Change in cash and cash equivalents and restricted cash	3,084	(2,730)
Cash and cash equivalents and restricted cash, beginning of period	21,019	9,144
Cash and cash equivalents and restricted cash, end of period	$24,103	$6,414

Supplemental disclosure of noncash activity:
Accrued capital expenditures	$62	$100
Capitalized share-based compensation cost	$2,855	$3,487
Issuance of Class A common stock for acquisitions of oil and gas properties, net	$17,629	$—
Temporary equity cumulative adjustment to redemption value	$—	$54,294
Supplemental cash flow information:
Cash payments for loan commitment fees and interest	$(1,916)	$(437)
Tax payments, net of refunds	$(11,564)	$(2,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, "Brigham Minerals," “we," "us," "our," or the "Company"), a Delaware corporation, is a holding company whose sole material asset consists of an 88.6% interest in Brigham Minerals Holdings, LLC (“Brigham LLC”), which indirectly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”). The Minerals Subsidiaries acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States.

Our portfolio is comprised of mineral and royalty interests across five of the most highly economic, liquids-rich resource plays in the continental United States, including the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota. Our highly technical approach towards mineral acquisitions in the geologic core of top-tier resource plays has purposefully led to a concentrated portfolio covering 36 of the most highly active counties for horizontal drilling in the continental United States.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022 (the "Annual Report"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

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

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Minerals' audited consolidated financial statements and notes for the year ended December 31, 2021, presented in the Annual Report. There have been no changes in such policies or the application of such policies during the three and six months ended June 30, 2022.

Accounts Receivable

Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. We recorded credit losses of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, which was included in general and administrative expenses. We did not record credit losses for the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, accounts receivable was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable
Oil and gas sales	$73,755	$30,485
Reserve for credit losses	(876)	(995)
Other	68	1,049
Total accounts receivable	$72,947	$30,539
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pioneer Natural Resources	13%	6%	14%	5%
Occidental Petroleum Corp	12%	12%	11%	12%
Exxon Mobil Corp	9%	14%	10%	15%
Chevron	9%	3%	10%	3%
Continental Resources Inc.	6%	10%	6%	10%
ConocoPhillips Company	6%	12%	6%	12%

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the three and six months ended June 30, 2022, we received revenues from over 160 operators with approximately 73% of revenues coming from the top ten operators on our properties. For the three and six months ended June 30, 2021, we received revenues from over 130 operators with approximately 67% of revenues coming from the top ten operators on our properties.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.Oil and Gas Properties

Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $3.0 million during the three months ended June 30, 2022 and 2021 and $6.1 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$307,451	$338,613
Evaluated property	744,018	633,138
Total oil and gas properties, at cost	1,051,469	971,751
Less accumulated depreciation, depletion, and amortization	(339,513)	(239,612)
Total oil and gas properties, net	$711,956	$732,139

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $13.3 million and $9.0 million for the three months ended June 30, 2022 and 2021, respectively, and $25.5 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. Average depletion of proved properties was $11.23 per Boe and $11.03 per Boe for the three months ended June 30, 2022 and 2021, respectively, and $11.26 per Boe and $11.30 per Boe for the six months ended June 30, 2022 and 2021, respectively.

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. At June 30, 2022 and June 30, 2021, the SEC oil price and SEC gas price used in the calculation of the ceiling test, adjusted by area for energy content, transportation fees and regional price differentials, was $85.78 and $49.78, respectively, per barrel of oil, and $5.14 and $2.47, respectively, per MMBtu of natural gas. There were no impairment charges during the three and six months ended June 30, 2022 or 2021.

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Divestitures

DJ Acquisition

On December 15, 2021, the Company completed the acquisition of approximately 8,400 net royalty acres primarily in Weld County, Colorado for $89.4 million, consisting of 2.2 million shares of the Company's Class A common stock valued at $46.3 million and $43.1 million of cash, net of $1.7 million of customary closing adjustments (the "DJ Acquisition"). During the three months ended June 30, 2022, the Company received customary post-closing adjustments from the seller consisting of $1.8 million in cash and 122,069 shares of the Company's Class A common stock valued at $2.8 million which has been retained as treasury stock. The post-closing adjustments were recorded as a reduction of evaluated oil and gas properties.

Echo Acquisition

On March 31, 2022, the Company completed the acquisition of approximately 1,800 net royalty acres in the Midland Basin largely operated by Pioneer Natural Resources and Endeavor Energy Resources for $34.8 million, consisting of $14.4 million in cash, net of $0.6 million of customary closing adjustments, and 800,000 shares of the Company's Class A common stock valued at $20.4 million (the "Echo Acquisition"). The cash portion of the purchase price was funded by cash on hand. During the three months ended June 30, 2022, the Company received customary post-closing adjustments from the seller of $0.6 million in cash.

The Echo Acquisition has been accounted for as an asset acquisition and the allocation of the purchase price was $16.8 million to unevaluated properties and $17.4 million to evaluated properties.

Other Acquisitions

During the six months ended June 30, 2022 and 2021, Brigham Minerals entered into a number of acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below (in thousands).

	Oil and Gas Properties Acquired		Cash Consideration
	Evaluated	Unevaluated
Quarter Ended March 31, 2022	$4,562	$4,340	$8,902
Quarter Ended June 30, 2022	31,568	6,866	38,434
	$36,130	$11,206	$47,336

	Oil and Gas Properties Acquired		Cash Consideration
	Evaluated	Unevaluated
Quarter Ended March 31, 2021	$9,073	$12,776	$21,849
Quarter Ended June 30, 2021	8,842	5,594	14,436
	$17,915	$18,370	$36,285

The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that for the six months ended June 30, 2022 and 2021 were funded with our retained operating cash flow, proceeds from asset sales and our revolving credit facility (as hereinafter defined).

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Divestitures

During the three and six months ended June 30, 2022, Brigham Minerals divested certain non-core, mostly undeveloped acreage totaling 12,550 and 13,535 net royalty acres, respectively, in the Anadarko Basin and received cash proceeds of $67.3 million and $74.4 million, respectively, net of customary closing adjustments. These sales were accounted for as adjustments to the full cost pool, with no gains or losses recognized.

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

During the three and six months ended June 30, 2022 and 2021, the disaggregated revenues from sales of oil, natural gas and NGLs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil sales	$66,415	$26,729	$117,103	$49,542
Natural gas sales	13,968	6,704	24,280	12,141
NGL sales	10,020	3,572	19,015	7,498
Total mineral and royalty revenues	$90,403	$37,005	$160,398	$69,181

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Prior-period performance obligations

Brigham Minerals records revenue in the month production is delivered to the purchaser. As a non-operator, Brigham Minerals has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, Brigham Minerals is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the accounts receivable line item in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and six months ended June 30, 2022 and 2021, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the six months ended June 30, 2022 and June 30, 2021.

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

On June 3, 2022, Brigham Resources entered into the Fifth Amendment to the credit agreement (the "Fifth Amendment"). The Fifth Amendment, among other things, (1) evidenced an increase of the borrowing base and elected commitments under the Credit Agreement from $230.0 million to $290.0 million, respectively, (2) effected a transition of the benchmark interest rate from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York, by replacing reserve-adjusted LIBOR with term SOFR for one, three or six month interest periods, plus a fixed credit spread adjustment of 0.10% irrespective of elected tenor (subject to a floor of 0.00%), and (3) grandfathered all outstanding LIBOR borrowings at original LIBOR benchmark pricing through expiry of the applicable interest periods therefor.

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the six months ended June 30, 2022 was 3.14%. As of June 30, 2022, the borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin for tranches outstanding as of June 3, 2022 or the adjusted SOFR rate plus an applicable margin for tranches effective post June 3, 2022. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans and adjusted SOFR rate loans, 2.500% to 3.500%. Brigham Resources may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

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

Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject to Consolidated Total Leverage Ratio and liquidity thresholds) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. As of June 30, 2022, we were in compliance with all covenants in accordance with our revolving credit facility.

8. Leases

The Company enters into leasing transactions in which the Company is the lessee. The Company's lease contracts are generally for office buildings, and office equipment. The Company performed evaluations of its contracts and determined it has only operating leases.

In July 2019, the Company entered into a lease agreement for its corporate headquarters located in Austin, TX (the “Bridgepoint Lease”). The Bridgepoint Lease includes approximately 29,546 square feet and commenced in July 2019, with an expiration on June 30, 2027. The Bridgepoint Lease includes lease and non-lease components that we account for as a single lease component as an accounting policy election. The Bridgepoint Lease requires monthly lease payments that may be subject to annual increases throughout the lease term and also includes renewal options at the election of the Company to renew or extend the lease for two, consecutive, five-year lease terms. This optional period has not been included in the lease term in the determination of the operating lease right-of-use-assets or operating lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. Since the Bridgepoint Lease does not contain an implicit rate, the Company used the incremental borrowing rate of 2% as the discount rate to calculate present value of lease payments. Rent expense on operating leases is recognized over the term of the lease on a straight-line basis. Rent expense for the three months ended June 30, 2022 and 2021 was $0.3 million in each period. Rent expense for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.6 million, respectively.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through land easements. The Company performed evaluations on all term-based land easement payments received during the three and six months ended June 30, 2022 and determined that all such payments were immaterial in the aggregate.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s recognition of its operating lease (in thousands):

	Classification	June 30, 2022
Assets
Operating	Operating lease right-of-use assets	$6,178

Liabilities
Current:
Operating	Current operating lease liability	$1,200

Non-current:
Operating	Non-current operating lease liability	$5,138

The table below presents the maturity of the Company’s liabilities under the Bridgepoint Lease as of June 30, 2022 (in thousands):

Commitment
2022 (remainder of)	$652
2023	1,319
2024	1,340
2025	1,360
2026	1,383
Thereafter	582
Total lease payments	6,636
Less imputed interest	(298)
Total lease liabilities	$6,338

9. Equity

Class A Common Stock

Brigham Minerals had approximately 53.6 million shares of its Class A common stock outstanding as of June 30, 2022. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities.

Class B Common Stock

Brigham Minerals had approximately 6.9 million shares of its Class B common stock outstanding as of June 30, 2022. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ stockholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Treasury Stock

As of June 30, 2022, there were 0.6 million shares of Class A common stock held in treasury.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three and six months ended June 30, 2022 and 2021, the Incentive Units and shares of Class B common stock were not recognized in dilutive EPS calculations as the effects would have been antidilutive. Additionally, for the three and six months ended June 30, 2021 the RSAs were not recognized in dilutive EPS calculations as the effects would have been antidilutive.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. stockholders	$42,249	$11,188	$73,231	$19,784
Denominator:
Basic weighted average shares outstanding	52,547	43,916	50,505	43,717
Basic EPS attributable to Brigham Minerals, Inc. stockholders	$0.80	$0.25	$1.45	$0.45

Diluted EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. stockholders	$42,249	$11,188	$73,231	$19,784
Diluted net income attributable to Brigham Minerals, Inc. stockholders	$42,249	$11,188	$73,231	$19,784
Denominator:
Basic weighted average shares outstanding	52,547	43,916	50,505	43,717
Effects of dilutive securities:
Unvested equity awards	1,851	1,365	1,700	1,374
Diluted weighted average shares outstanding	54,398	45,281	52,205	45,091

Diluted EPS attributable to Brigham Minerals, Inc. stockholders	$0.78	$0.25	$1.40	$0.44

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Non-controlling interest

Non-controlling interest represents the 11.4% interest in the units of Brigham LLC not owned by Brigham Minerals, as of June 30, 2022. Each share of Class B common stock does not have any economic rights but entitles its holder to one vote on all matters to be voted on by our stockholders generally, and holders of Brigham LLC Units (and Class B common stock) have a redemption right into shares of Class A common stock. Under the Brigham LLC Agreement, each Brigham LLC Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham LLC Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right is required to be made by the Company's directors who are independent under Section 10A-3 of the Securities Act and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

Non-controlling interest is recorded at its carrying value. For the period from December 31, 2021 to June 30, 2022, the Company recorded adjustments to the value of non-controlling interest as presented in the table below (in thousands):

Non-controlling interest
Balance - December 31, 2021	$173,245
Conversion of Class B common stock to Class A common stock	(34,439)
Net income attributable to non-controlling interest	8,083
Distribution to holders of non-controlling interest declared	(5,743)
Balance - March 31, 2022	$141,146
Conversion of Class B common stock to Class A common stock	(35,782)
Net income attributable to non-controlling interest	7,931
Distribution to holders of non-controlling interest declared	(5,506)
Balance - June 30, 2022	$107,789

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Share-Based Compensation

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At June 30, 2022, 4,437,697 shares of Class A common stock remained available for future issuances upon vesting of equity awards. Currently, all RSUs and PSUs granted under the LTIP are entitled to receive dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are accumulated and paid when the underlying shares vest. The fair value of the RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.

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

The following table summarizes activity related to RSAs for the six months ended June 30, 2022.

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2022	30,433	$21.25
Vested	(28,710)	$21.25
Forfeited	(1,723)	$21.25
Unvested at June 30, 2022	—

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes activity related to RSUs for the six months ended June 30, 2022.

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	553,976	$16.55
Granted (1)	382,248	$24.59
Vested	(46,037)	$18.47
Forfeited	(72,084)	$16.87
Unvested at June 30, 2022	818,103	$20.17
(1)Valued at a weighted-average grant date fair value.

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

The following table summarizes activity related to PSUs for the six months ended June 30, 2022:

	Performance-Based Restricted Stock Units
	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2022	906,643	$11.94
Granted	295,846	$11.93
Forfeited	(58,938)	$13.41
Unvested at June 30, 2022	1,143,551	$11.86

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

If earned, the STIP awards will be paid in cash at the completion of the plan year for all employees other than the CEO. The CEO's STIP awards will be paid out in the form of shares of our Class A common stock, rather than cash, with such award subject to a one-year vesting period. As the STIP awards to be settled in shares of our Class A common stock will consist of a variable number of shares based on the award attainment at the completion of the plan year and the fair market value of our Class A common stock, we will initially account for these awards as liabilities with performance conditions. Once the number of shares to be issued has been fixed, the awards will be reclassified to equity.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expense for awards with performance conditions is only recognized when achievement of the performance target is deemed probable. The expense to be recognized is based on the Company’s best estimate of probable attainment at the end of each reporting period prorated for the portion of the requisite service period rendered.

The target attainment for the STIP awards for the year ended December 31, 2022 is $2.4 million, of which $0.5 million is expected to be settled in shares of the Company's Class A common stock. During the three and six months ended June 30, 2022, the Company accrued $0.5 million and $1.0 million, respectively, related to the STIP awards.

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated statements of operations included within this Quarterly Report. Share-based compensation expense recorded for each type of share-based compensation award for the three and six months ended June 30, 2022 and 2021 is summarized in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Incentive units (1)	$178	$178	$356	$356
RSAs (1)	39	163	164	297
RSUs (1)	2,127	2,534	3,553	5,076
PSUs (2)	1,173	1,534	2,147	2,613
STIP awards (3)	67	—	75	—
Capitalized share-based compensation (4)	(1,625)	(1,854)	(2,855)	(3,487)
Total share-based compensation expense	$1,959	$2,555	$3,440	$4,855
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
(4)During the three and six months ended June 30, 2022, Brigham Minerals capitalized $0.3 million and $0.9 million, respectively, of share-based compensation cost to unevaluated property, $1.2 million and $1.9 million, respectively, of share-based compensation cost to evaluated property and $0.1 million of share-based compensation cost to internally developed software in each period. During the three and six months ended June 30, 2021, Brigham Minerals capitalized $0.6 million and $1.5 million, respectively, of share-based compensation cost to unevaluated property and $1.3 million and $2.0 million, respectively, of share-based compensation cost to evaluated property.

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at June 30, 2022, a portion of which will be capitalized (in thousands):

	Incentive Units	RSUs	PSUs	STIP Awards	Total
2022	$178	$4,299	$2,375	$135	$6,987
2023	—	5,627	3,877	268	9,772
2024	—	2,749	1,179	57	3,985
2025	—	593	254	—	847
Total	$178	$13,268	$7,685	$460	$21,591

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

Income tax expense was as follows for the periods indicated (in thousands, except for tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$12,957	$3,430	$19,870	$6,503
Effective tax rate	20.5%	18.3%	18.2%	19.2%

Total income tax expense for the three and six months ended June 30, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of excess tax benefits resulting from vesting of equity awards, non-controlling interest, state taxes (net of the anticipated federal benefit), share-based compensation expense, and percentage depletion in excess of basis. The effective tax rate for the three and six months ended June 30, 2022 and 2021 reflects Brigham Minerals' ownership interest in Brigham LLC of 88.6% and 79.5%, respectively, at the end of each period.

13. Contingencies

Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at June 30, 2022 and December 31, 2021.

14. COVID-19 Pandemic

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The ongoing global spread of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, demand for the commodities produced by the oil and natural gas industry and commodity prices have improved substantially from historic lows in 2020. However, the duration of the COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.

15. Subsequent Events

On August 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.77 per share of Class A common stock payable on August 26, 2022, to stockholders of record at the close of business on August 19, 2022.

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

Overview

Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our stockholders through (i) the growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of June 30, 2022, we owned 81,810 net royalty acres across 36 counties within the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

Financial and Operational Overview:

•Our production volume of 13,019 Boe/d (72% liquids, 52% oil) for the three months ended June 30, 2022 increased 8% compared to the three months ended March 31, 2022. Our production volume of 12,528 Boe/d (71% liquids, 51% oil) for the six months ended June 30, 2022 increased 40% compared to the six months ended June 30, 2021.
•Our mineral and royalty revenues composed of crude oil, natural gas and NGL sales of $90.4 million for the three months ended June 30, 2022 increased 29% compared to the three months ended March 31, 2022 due to an 18% increase in realized commodity pricing and 8% higher production volumes. Our mineral and royalty revenues of $160.4 million for the six months ended June 30, 2022 increased 132% compared to the six months ended June 30, 2021 due to a 66% increase in realized commodity pricing and a 40% increase in production volumes.
•Our net income was $50.2 million for the three months ended June 30, 2022 compared to $39.1 million for the three months ended March 31, 2022. Our net income was $89.2 million for the six months ended June 30, 2022 compared to $27.4 million for the six months ended June 30, 2021.
•Adjusted EBITDA and Adjusted EBITDA ex lease bonus were $79.7 million and $79.2 million, respectively, for the three months ended June 30, 2022 and increased 31% and 34%, respectively, as compared to the three months ended March 31, 2022. Adjusted EBITDA and Adjusted EBITDA ex lease bonus were $140.4 million and $138.4 million, respectively, for the six months ended June 30, 2022 and increased 143% and 150%, respectively, as compared to the six months ended June 30, 2021. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•On August 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.77 per share of Class A common stock payable on August 26, 2022 to stockholders of record at the close of business on August 19, 2022.

•As of June 30, 2022, Brigham Minerals had a cash balance of $24.1 million and $217.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $241.1 million.

Market Environment, COVID-19 and Russia/Ukraine Conflict

The ongoing global spread of coronavirus (SARS-Cov-2), which causes COVID-19, remains a global pandemic, however, demand for the commodities produced by the oil and natural gas industry and commodity prices have continued to improve substantially from historic lows in 2020. However, the duration of the COVID-19 pandemic and potential future impact to our business and industry continues to be unpredictable and dynamic.

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

Additionally, in February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. The current conflict between Russia and Ukraine may also have the effect of heightening many of the risks disclosed in our Annual Report, any of which could have a material adverse effect on our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions, increased volatility in the price and demand for oil and natural gas, and disruptions in global supply chains. Inflationary pressures and the effects of rising interests rates specifically, could hurt the financial and operating results of our operators' businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

Operational Update

Mineral and Royalty Interest Ownership Update

During the second quarter 2022, the Company completed 20 ground game transactions acquiring approximately 885 net royalty acres (standardized to a 1/8th royalty interest) and deploying $33.2 million in capital. The Company deployed all of its mineral acquisition capital in the second quarter to the Permian Basin. As of June 30, 2022, the Company owned roughly 81,810 net royalty acres, encompassing 11,290 gross (90.4 net) undeveloped horizontal locations, across 36 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota. The Company also divested 12,550 net royalty acres in the Anadarko Basin generating $67.3 million in cash proceeds, net of customary closing adjustments. This disposition consisted primarily of undeveloped Probable and Possible reserves and represented approximately 4% of Proved reserves and 13% of total Proved, Probable and Possible reserves, in aggregate, based on our audited reserve report as of December 31, 2021.

The table below summarizes the Company’s mineral and royalty interest ownership at the dates indicated.

	Delaware	Midland	Anadarko	DJ	Williston	Total
Net Royalty Acres
June 30, 2022(1)	30,010	9,015	9,850	24,755	8,180	81,810
March 31, 2022	29,875	8,265	22,400	24,740	8,185	93,465
Acres Added and (Sold) Q/Q	135	750	(12,550)	15	(5)	(11,655)
% Added and (Sold) Q/Q	—%	9%	(56)%	—%	—%	(12)%
(1) June 30, 2022 NRA totals include Division Order Interest adjustments relative to prior quarters

Operating Activity Update

DUC Conversions

The Company identified approximately 223 gross (2.4 net) DUCs converted to production during the second quarter 2022, which represented 33% of its net DUCs (24% of its gross DUCs) in inventory as of first quarter 2022. Second quarter 2022 gross DUC and PDP conversion waterfalls are summarized in the charts below:

Drilling Activity

During the second quarter 2022, the Company identified 253 gross (1.5 net) wells spud on its mineral position, which represents a 6% increase in gross well drilling activity relative to first quarter 2022. Brigham’s gross and net wells spud activity per quarter is summarized in the chart below:

DUC and Permit Inventory

Brigham Minerals ended the second quarter 2022 with 6.8 net DUCs and 4.2 net permits versus 7.1 net DUCs and 4.6 net permits as of first quarter 2022. Brigham Minerals' gross and net DUC and permit inventory as of June 30, 2022 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	Anadarko	DJ	Williston	Total
Gross Inventory
DUCs	231	373	35	205	164	1,008
Permits	274	146	5	173	186	784
Net Inventory
DUCs	2.1	1.9	0.1	2.3	0.4	6.8
Permits	2.0	0.7	—	1.1	0.4	4.2
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

On October 1, 2020, the Environmental Protection Agency (the "EPA") granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to many areas of Indian Country within Oklahoma, effectively extending Oklahoma’s authority for existing EPA-approved regulatory programs to lands within Oklahoma previously under the jurisdiction of the State before the U.S. Supreme Court’s ruling in McGirt. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval, and, in December 2021, the EPA proposed to withdraw and reconsider the October 2020 decision. The EPA also sought public comment on the proposed withdrawal and reconsideration with a deadline of January 31, 2022. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from the EPA.

Separately, in 2021, the U.S. Department of the Interior subsequently used the ruling in McGirt to find that Oklahoma could not keep jurisdiction over surface coal mining on the Muscogee (Creek) Nation’s lands. The State of Oklahoma petitioned the U.S. Supreme Court to overturn this determination and find that McGirt either is limited to federal criminal matters or was incorrectly decided. In June 2022, the Supreme Court ruled that the federal government and the state have concurrent jurisdiction to prosecute crimes committed by non-Native Americans against tribal members on reservation land. Several other suits have been filed in state and federal courts regarding the appropriate scope of McGirt, including a stayed proceeding before the Oklahoma Supreme Court regarding the Oklahoma Corporation Commission’s authority to issue drilling permits on the Muscogee (Creek) reservation. At this time, we cannot predict how these state and federal court issues may ultimately be resolved following the Supreme Court's decision. We will continue to monitor developments concerning these matters.

Dakota Access Pipeline (“DAPL”)

On July 6, 2020, the U.S. District Court for the District of Columbia ordered vacatur of DAPL’s easement from the “Corps” and further ordered the shutdown of the pipeline by August 5, 2020 while the Corps completes a full environmental impact statement for the project. On January 26, 2021, the Court of Appeals for the District of Columbia affirmed the vacatur of the easement, but declined to require the pipeline to shut down while an Environmental Impact Statement is prepared. Oppositions were filed by the Solicitor General and Plaintiffs and Dakota Access filed its reply. On May 21, 2021, the District Court denied the Plaintiff’s request for an injunction and, on June 22, 2021, terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. Following the denial of a rehearing en banc, on September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. On February 22, 2022, the U.S. Supreme Court declined to consider Dakota Access' appeal. The pipeline continues to operate pending completion of the Environmental Impact Statement, the release of which is paused at the request of the Assistant Secretary of the Army for Civil Works to engage with the Standing Rock Sioux Tribe to understand concerns expressed in their January 2022 letter formally withdrawing as a cooperating agency. We cannot determine when or how future lawsuits will be resolved or the impact they may have on the DAPL. If future legal challenges to DAPL are successful, transportation costs for crude oil will likely increase in the Williston Basin, and the operators of our properties in the Williston Basin may choose to shut in wells if they are unable to connect those wells to other pipelines or obtain sufficient capacity on other pipelines at an effective cost, both of which may adversely impact our revenues and future production from our properties in the Williston Basin.

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

Proposed SEC Climate Disclosure Rules

On March 21, 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, following the SEC's review of the public comments received, we or our operators could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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

Commodity Prices

Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of June 30, 2022, the posted price for oil was $107.76 per barrel and the Henry Hub spot market price of natural gas was $6.54 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically as well as the amount of capital they are willing to spend.

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

Oil and gas properties

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of June 30, 2022 and June 30, 2021, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $85.78 and $49.78, respectively, per barrel for oil, and $5.14 and $2.47, respectively, per MMBtu for natural gas. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

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

Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for the lesser of the remaining time until maturity or up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of June 30, 2022 and December 31, 2021.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to the most directly comparable GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reconciliation of Adjusted EBITDA and Adjusted EBITDA ex lease bonus to Net Income:
Net Income	$50,180	$39,065	$89,245	$27,397
Add:
Depreciation, depletion, and amortization	13,449	12,313	25,762	18,447
Share-based compensation expense	1,959	1,481	3,440	4,855
Interest expense, net	1,154	914	2,068	654
Income tax expense	12,957	6,913	19,870	6,503
Less:
Other income, net	14	20	34	15
Adjusted EBITDA	$79,685	$60,666	$140,351	$57,841
Less:
Lease bonus and other revenues	476	1,433	1,909	2,403
Adjusted EBITDA ex lease bonus	$79,209	$59,233	$138,442	$55,438

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

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Royalty revenues
Oil sales	73%	71%	72%	69%
Natural gas sales	15%	14%	15%	17%
NGL sales	11%	13%	12%	11%
Total royalty revenue	99%	98%	99%	97%
Lease bonus and other revenues	1%	2%	1%	3%
Total revenues	100%	100%	100%	100%

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022

The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes (dollars in thousands, except for realized prices and unit expenses):

	Three Months Ended
	June 30, 2022	March 31, 2022	Variance
Production:
Oil (MBbls)	612	552	60	11%
Natural gas (MMcf)	2,011	1,868	143	8%
NGLs (MBbls)	237	220	17	8%
Equivalents (MBoe)	1,185	1,083	102	9%
Equivalents per day (Boe/d)	13,019	12,031	988	8%
Revenues:
Oil sales	$66,415	$50,688	$15,727	31%
Natural gas sales	13,968	10,312	3,656	35%
NGL sales	10,020	8,995	1,025	11%
Total mineral and royalty revenue	$90,403	$69,995	$20,408	29%
Lease bonus and other revenue	476	1,433	(957)	(67)%
Total revenues	$90,879	$71,428	$19,451	27%
Realized prices
Oil ($/Bbl)	$108.37	$91.90	$16.47	18%
Natural gas ($/Mcf)	6.95	5.52	1.43	26%
NGLs ($/Bbl)	42.31	40.90	1.41	3%
Equivalents ($/Boe)	$76.31	$64.64	$11.67	18%
Operating expenses:
Gathering, transportation and marketing	$2,246	$2,003	$243	12%
Severance and ad valorem taxes	5,361	4,331	1,030	24%
Depreciation, depletion, and amortization	13,449	12,313	1,136	9%
General and administrative (before share-based compensation)	3,587	4,428	(841)	(19)%
Total operating expenses (before share-based compensation)	$24,643	$23,075	$1,568	7%
General and administrative, share-based compensation	1,959	1,481	478	32%
Total operating expenses	$26,602	$24,556	$2,046	8%
Other expenses:
Interest expense, net	$1,154	$914	$240	26%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$1.90	$1.85	$0.05	3%
Severance and ad valorem taxes	4.52	4.00	0.52	13%
Depreciation, depletion and amortization	11.35	11.37	(0.02)	—%
General and administrative (before share-based compensation)	3.03	4.09	(1.06)	(26)%
General and administrative, share-based compensation	1.65	1.37	0.28	20%
Interest expense, net	0.97	0.84	0.13	15%

Revenues

Total revenues for the three months ended June 30, 2022 increased 27%, or $19.5 million, compared to the three months ended March 31, 2022. The increase was attributable to a $20.4 million increase in mineral and royalty revenues partially offset by a $0.9 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 18% increase in realized commodity prices, resulting in an increase in royalty revenues of $13.8 million, and an 8% increase in production volumes to 13,019 Boe/d, resulting in an increase in royalty revenues of $6.6 million.

Oil revenues for the three months ended June 30, 2022 increased 31%, or $15.7 million, compared to the three months ended March 31, 2022. The increase in oil revenues was attributable to the 18% increase in realized oil prices to $108.37 per barrel, resulting in an increase in revenues of $10.1 million, and an 11% increase in oil production volumes to 6,735 barrels per day, resulting in a $5.6 million increase in oil revenues.

Natural gas revenues for the three months ended June 30, 2022 increased 35%, or $3.7 million, compared to the three months ended March 31, 2022. The increase in natural gas revenues was attributable to the 26% increase in realized natural gas prices to $6.95 per Mcf, resulting in an increase in revenues of $2.9 million, and an 8% increase in natural gas production volumes to 22,093 Mcf per day, resulting in a $0.8 million increase in natural gas revenues.

NGL revenues for the three months ended June 30, 2022 increased 11%, or $1.0 million, compared to the three months ended March 31, 2022. The increase in NGL revenues was attributable to the 3% increase in realized NGL prices to $42.31 per barrel, resulting in an increase in NGL revenues of $0.3 million, and an 8% increase in NGL production volumes to 2,602 Boe per day, resulting in a $0.7 million increase in NGL revenues.

Lease Bonus and Other Revenues

When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $0.9 million decrease in revenues from lease bonus payments for the three months ended June 30, 2022 was primarily attributable to the $0.6 million and $0.5 million decreases in leasing activity in the Permian and DJ Basins, respectively. Other revenues include payments for land easements (or "right-of-way") and surface damages and were not a significant portion of the overall amount.

Operating Expenses

Gathering, transportation and marketing expenses ("GTM"). For the three months ended June 30, 2022, GTM expenses increased 12% compared to the three months ended March 31, 2022, which is attributable to increased production volumes.

Severance and ad valorem taxes. For the three months ended June 30, 2022, severance and ad valorem taxes increased 24% compared to the three months ended March 31, 2022, primarily due to the increase in mineral and royalty revenues which was driven by increased realized commodity prices.

Depreciation, depletion and amortization. DD&A expense increased 9%, or $1.1 million, for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022, predominantly due to higher production volumes.

General and administrative and share-based compensation. General and administrative expense (before share-based compensation) decreased 19%, or $0.8 million, for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, primarily as a result of decreased compensation costs of $0.3 million, provision for credit losses of $0.2 million and insurance expenses of $0.2 million.

Share-based compensation expense for the three months ended June 30, 2022 was $2.0 million, net of $0.3 million of share-based compensation cost capitalized to unevaluated property, $1.2 million of share-based compensation cost capitalized to evaluated property and $0.1 million of share-based compensation cost capitalized to internally developed software. Share-based compensation expense for the three months ended March 31, 2022 was $1.5 million, net of $0.6 million of share-based compensation cost capitalized to unevaluated property and $0.6 million of share-based compensation cost capitalized to evaluated property. The sequential increase in share-based compensation expense of $0.5 million was primarily due to the timing of the share-based awards granted during 2022. See table below for additional details (in thousands).

	Three Months Ended
	June 30, 2022	March 31, 2022	Variance
Incentive units	$178	$178	$—
RSAs	39	125	(86)
RSUs	2,127	1,426	701
PSUs	1,173	974	199
STIP awards	67	8	59
Capitalized share-based compensation	(1,625)	(1,230)	(395)
Total share-based compensation expense	$1,959	$1,481	$478

Interest expense, net. Interest expense, net increased $0.2 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, primarily due to the sequential increase of the weighted average debt outstanding on our revolving credit facility from $93.0 million to $107.6 million as shown in the table below (in thousands, except for interest rate).

	Three Months Ended
	June 30, 2022	March 31, 2022	Variance
Interest expense - revolving credit facility	$900	$692	$208
Commitment fees	172	128	44
Amortization of loan closing costs	149	131	18
Interest income	(67)	(37)	(30)
Total interest expense, net	$1,154	$914	$240

Total weighted average interest rate	3.31%	2.96%

Total weighted average debt balance	$107,615	$93,000

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes (dollars in thousands, except for realized prices and unit expenses):

	Six Months Ended June 30,
	2022	2021	Variance
Production:
Oil (MBbls)	1,164	834	330	40%
Natural gas (MMcf)	3,879	2,916	963	33%
NGLs (MBbls)	457	301	156	52%
Equivalents (MBoe)	2,268	1,621	647	40%
Equivalents per day (Boe/d)	12,528	8,959	3,569	40%
Revenues:
Oil sales	$117,103	$49,542	$67,561	136%
Natural gas sales	24,280	12,141	12,139	100%
NGL sales	19,015	7,498	11,517	154%
Total mineral and royalty revenue	$160,398	$69,181	$91,217	132%
Lease bonus and other revenue	1,909	2,403	(494)	(21)%
Total revenues	$162,307	$71,584	$90,723	127%
Realized prices
Oil ($/Bbl)	$100.57	$59.39	$41.18	69%
Natural gas ($/Mcf)	6.26	4.16	2.10	50%
NGLs ($/Bbl)	41.63	24.88	16.75	67%
Equivalents ($/Boe)	$70.74	$42.66	$28.08	66%
Operating expenses:
Gathering, transportation and marketing	$4,249	$3,326	$923	28%
Severance and ad valorem taxes	9,692	4,133	5,559	135%
Depreciation, depletion, and amortization	25,762	18,447	7,315	40%
General and administrative (before share-based compensation)	8,015	6,284	1,731	28%
Total operating expenses (before share-based compensation)	$47,718	$32,190	$15,528	48%
General and administrative, share-based compensation	3,440	4,855	(1,415)	(29)%
Total operating expenses	$51,158	$37,045	$14,113	38%
Other expenses:
Interest expense, net	$2,068	$654	$1,414	216%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$1.87	$2.05	$(0.18)	(9)%
Severance and ad valorem taxes	4.27	2.55	1.72	67%
Depreciation, depletion and amortization	11.36	11.38	(0.02)	—%
General and administrative (before share-based compensation)	3.53	3.87	(0.34)	(9)%
General and administrative, share-based compensation	1.52	2.99	(1.47)	(49)%
Interest expense, net	0.91	0.40	0.51	128%

Revenues

Total revenues for the six months ended June 30, 2022 increased 127%, or $90.7 million, compared to the six months ended June 30, 2021. The increase was attributable to a $91.2 million increase in mineral and royalty revenues partially offset by a $0.5 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 66% increase in realized commodity prices, resulting in an increase in royalty revenues of $63.7 million, and a 40% increase in production volumes to 12,528 Boe/d, resulting in an increase in royalty revenues of $27.5 million.

Oil revenues for the six months ended June 30, 2022 increased 136%, or $67.6 million, compared to the six months ended June 30, 2021. The increase in oil revenues was attributable to the 69% increase in realized oil prices to $100.57 per barrel, resulting in an increase in revenues of $48.0 million, and a 40% increase in oil production volumes to 6,433 barrels per day, resulting in a $19.6 million increase in oil revenues.

Natural gas revenues for the six months ended June 30, 2022 increased 100%, or $12.1 million, compared to the six months ended June 30, 2021. The increase in natural gas revenues was attributable to the 50% increase in realized natural gas prices to $6.26 per Mcf, resulting in an increase in revenues of $8.1 million, and a 33% increase in natural gas production volumes to 21,428 Mcf per day, resulting in a $4.0 million increase in natural gas revenues.

NGL revenues for the six months ended June 30, 2022 increased 154%, or $11.5 million, compared to the six months ended June 30, 2021. The increase in NGL revenues was attributable to the 67% increase in realized NGL prices to $41.63 per barrel, resulting in an increase in NGL revenues of $7.7 million, and a 52% increase in NGL production volumes to 2,523 Boe per day, resulting in a $3.8 million increase in NGL revenues.

Lease Bonus and Other Revenues

When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $0.5 million decrease in revenues from lease bonus payments for the six months ended June 30, 2022 was primarily attributable to the $0.8 million decrease in leasing activity in the Permian Basin slightly offset by an increase in leasing activity in the DJ Basin of $0.2 million. Other revenues include payments for land easements (or "right-of-way") and surface damages and were not a significant portion of the overall amount.

Operating Expenses

Gathering, transportation and marketing expenses ("GTM"). For the six months ended June 30, 2022, GTM expenses increased 28% compared to the six months ended June 30, 2021, which is attributable to increased production volumes.

Severance and ad valorem taxes. For the six months ended June 30, 2022, severance and ad valorem taxes increased 135% compared to the six months ended June 30, 2021, primarily due to the increase in mineral and royalty revenues which was driven by increased realized commodity prices and production volumes.

Depreciation, depletion and amortization. DD&A expense increased 40%, or $7.3 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, predominantly due to higher production volumes.

General and administrative and share-based compensation. General and administrative expense (before share-based compensation) increased 28%, or $1.7 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as a result of increased compensation costs of $0.9 million, professional services of $0.5 million and legal fees of $0.3 million. The incremental compensation costs were primarily due to the implementation of the STIP during 2022. The STIP awards reallocated a portion of the annual LTIP awards for executives and certain other employees in 2022 from share-based awards to performance-based bonuses. As such, the increase in compensation costs is offset by the decline in share-based compensation described below.

Share-based compensation expense for the six months ended June 30, 2022 was $3.4 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property, $1.9 million of share-based compensation cost capitalized to evaluated property and $0.1 million of share-based compensation cost capitalized to internally developed software. Share-based compensation expense for the six months ended June 30, 2021 was $4.9 million, net of $1.5 million of share-based compensation cost capitalized to unevaluated property and $2.0 million of share-based compensation cost capitalized to evaluated property. The decrease in share-based compensation expense of $1.4 million was primarily due to the reallocation of a portion of the annual LTIP awards for executives and certain other employees in 2022 from share-based awards to performance-based bonuses under the STIP, vesting of awards and the timing of the share-based awards granted during the six months ended June 30, 2022. See table below for additional details (in thousands).

	Six Months Ended June 30,
	2022	2021	Variance
Incentive units	$356	$356	$—
RSAs	164	297	(133)
RSUs	3,553	5,076	(1,523)
PSUs	2,147	2,613	(466)
STIP awards	75	—	75
Capitalized share-based compensation	(2,855)	(3,487)	632
Total share-based compensation expense	$3,440	$4,855	$(1,415)

Interest expense, net. Interest expense, net increased $1.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the increase of the weighted average debt outstanding on our revolving credit facility from $30.9 million to $100.3 million as shown in the table below (in thousands, except for interest rate).

	Six Months Ended June 30,
	2022	2021	Variance
Interest expense - revolving credit facility	$1,592	$302	$1,290
Commitment fees	300	231	69
Amortization of loan closing costs	280	141	139
Interest income	(104)	(20)	(84)
Total interest expense, net	$2,068	$654	$1,414

Total weighted average interest rate	3.14%	1.95%

Total weighted average debt balance	$100,348	$30,895

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to the historical results of operations for the periods presented, primarily for the reasons described below.

Corporate Transactions

The change in ownership interest in Brigham LLC from June 30, 2021 to June 30, 2022 impacts the attribution of net income between Brigham Minerals' stockholders and Brigham LLC Unit Holders.

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

As of June 30, 2022, Brigham Minerals owned an 88.6% interest in Brigham LLC and the Brigham LLC Unit Holders owned 11.4% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Pine Brook Road Advisors, LP, which are a subset of the Brigham LLC Unit Holders, owned 3.6% of the outstanding voting stock of Brigham Minerals as of June 30, 2022.

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

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the six months ended June 30, 2022, we deployed approximately $79.7 million for acquisition-related capital expenditures, inclusive of $2.8 million capitalized share-based compensation expense and $17.6 million of equity. In addition to acquisitions, we have certain contractual long-term capital requirements associated with our office lease and with our revolving credit facility. See "Note 8 – Leases” and "Note 7 – Long-Term Debt” to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2022, we believe that our retained cash flow from operations, lease bonus, portfolio optimization activities and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.

Our liquidity as of June 30, 2022 is as follows (in thousands):

June 30, 2022
Cash and cash equivalents	$24,103
Revolving credit facility availability	$217,000
Total liquidity	$241,103

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $81.8 million at June 30, 2022, as compared to $33.1 million at December 31, 2021. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.

When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $24.1 million and $20.8 million at June 30, 2022 and December 31, 2021, respectively. The increase in cash and cash equivalents was primarily due to an increase in cash flow from operations and proceeds from the sale of mineral and royalty interests, which were partially offset by the payment of dividends to our stockholders and distributions to the holders of non-controlling interests, acquisitions of oil and gas properties, net repayments of debt and the payment of employee tax withholding obligations for the settlement of share-based compensation awards. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.

Dividends

The following table sets forth information with respect to cash dividends declared by our Board of Directors during the six months ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends paid (in thousands) (1)
February 18, 2022	March 18, 2022	March 25, 2022	$0.45	$23,979
May 1, 2022	May 20, 2022	May 27, 2022	$0.60	$31,789
(1) Dividends paid to holders of Class A common stock.

On August 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.77 per share of Class A common stock payable on August 26, 2022, to stockholders of record at the close of business on August 19, 2022. See "Note 15—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$86,948	$45,131
Net cash provided by (used in) investing activities	13,341	(36,358)
Net cash used in financing activities	(97,205)	(11,503)

Analysis of Cash Flow Changes For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net cash provided by operating activities

Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas, and NGLs, lease bonus and other revenues and changes in working capital. The increase in net cash provided by operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the 66% increase in realized commodity prices during the six months ended June 30, 2022 and the 40% increase in production volumes.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the six months ended June 30, 2022, our net cash provided by investing activities was primarily a result of sales of mineral and royalty interests totaling $74.4 million, partially offset by acquisitions of mineral and royalty interests totaling $59.8 million. For the six months ended June 30, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $36.3 million.

Net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2022 was primarily due to the dividends paid to holders of our Class A common stock of $55.8 million, net repayments under our revolving credit facility of $20.0 million, distributions to holders of non-controlling interest of $11.2 million and payment of employee tax withholding for settlement of equity compensation awards of $9.7 million. Net cash used in financing activities for the six months ended June 30, 2021 was primarily due to the dividends paid to holders of our Class A common stock of $25.5 million, distributions to holders of non-controlling interest of $7.8 million and payment of employee tax withholding for settlement of equity compensation awards of $1.1 million, partially offset by net borrowings under our revolving credit facility of $23.0 million.

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

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the six months ended June 30, 2022 was 3.14%. As of June 30, 2022, the elected borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings.

Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin for tranches outstanding as of June 3, 2022 or the adjusted SOFR rate plus an applicable margin for tranches effective post June 3, 2022. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans and adjusted SOFR rate loans, 2.500% to 3.500%. Brigham Resources may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our borrowing base. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Related Estimates

As of June 30, 2022, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. See "Note 2—Summary of Significant Accounting Policies."

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

Commodity Price Risk

Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022, and as of June 30, 2022, the posted price for oil was $107.76 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise fluctuated and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of June 30, 2022, the Henry Hub spot market price of natural gas was $6.54 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are previously disclosed under "Risk Factors" in our Annual Report.

A $1.00 per barrel change in our realized oil price would have resulted in a $1.2 million change in our oil revenues for the six months ended June 30, 2022. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.4 million change in our natural gas revenues for the six months ended June 30, 2022. A $1.00 per barrel change in NGL prices would have resulted in a $0.5 million change in our NGL revenues for the six months ended June 30, 2022. Total revenues for the six months ended June 30, 2022 was comprised of 72% from oil sales, 15% from natural gas sales, and 12% from NGL sales.

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

Interest Rate Risk

Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin for tranches outstanding as of June 3, 2022 or the adjusted SOFR rate plus an applicable margin for tranches effective post June 3, 2022. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans and adjusted SOFR rate loans, 2.500% to 3.500%. We may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. The weighted average interest rate for the six months ended June 30, 2022 was 3.14%. As of June 30, 2022, the borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.5 million for the six months ended June 30, 2022.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2022.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise and may delay or restrict their exploration and development activities.

The rate of inflation in the U.S. has been steadily increasing since 2021 and in to 2022. These inflationary pressures may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which— or the combination thereof—could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended June 30, 2022.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/2022 - 4/30/2022	7,486	(a)	$26.19	—	—
5/1/2022 - 5/31/2022	122,069	(b)	$23.03	—	—
6/1/2022 - 6/30/2022	—		$—	—	—
Total	129,555			—	—

(a) - Includes 7,486 shares repurchased from employees to satisfy tax withholding obligations that arose upon the lapse of restrictions on share-based awards during the three months ended June 30, 2022.
(b) - During the three months ended June 30, 2022, the Company received customary post-closing adjustments from a seller of mineral interests consisting of $1.8 million in cash and 122,069 shares of the Company's Class A common stock valued at $2.8 million which has been retained as treasury stock.

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
10.1
Fifth Amendment to Credit Agreement, dated as of June 3, 2022, by and among Brigham Resources, LLC, as borrower, the financial institutions party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2022).

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
101
The following financial information from this Quarterly Report on Form 10-Q of Brigham Minerals, Inc. for the quarter ended June 30, 2022 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date:	August 4, 2022	BRIGHAM MINERALS, INC.

		By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

		By:	/s/ Blake C. Williams
Blake C. Williams
Chief Financial Officer