Form 10-Q
period 2022-09-30
Brigham Minerals, Inc.
filed 2022-11-03
CIK 1745797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 54,175,458 shares of Class A common stock and 6,270,684 shares of Class B common stock outstanding as of October 31, 2022.

BRIGHAM MINERALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this "Quarterly Report") includes “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management and matters relating to our pending merger with Sitio Royalties Corp. ("Sitio") are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions and the negative of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (the "SEC").

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future results of the energy industry in general, and our company in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•our pending merger with Sitio and the expected timing of the consummation of the merger;
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
•the continued threat of terrorism and the impact of military and other action and armed conflict, such as the ongoing conflict between Russia and Ukraine;

•global or national health events, such as the COVID-19 pandemic;
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,995	$20,819
Restricted cash	6,629	200
Accounts receivable	63,317	30,539
Prepaid expenses and other	3,196	3,145
Total current assets	106,137	54,703
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	310,783	338,613
Evaluated property	754,418	633,138
Less accumulated depreciation, depletion, and amortization	(354,361)	(239,612)
Oil and gas properties, net	710,840	732,139
Other property and equipment	3,559	2,060
Less accumulated depreciation	(1,629)	(1,280)
Other property and equipment, net	1,930	780
Operating lease right-of-use asset	5,883	6,764
Deferred tax asset	39,485	25,308
Other assets, net	1,202	1,183
Total assets	$865,477	$820,877

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,923	$20,473
Current operating lease liability	1,211	1,178
Total current liabilities	23,134	21,651
Long-term bank debt	73,000	93,000
Non-current operating lease liability	4,831	5,742
Other non-current liabilities	2,427	810
Equity:
Preferred stock, $0.01 par value; 50,000,000 authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value; 400,000,000 authorized, 54,734,157 shares issued and 54,175,458 shares outstanding at September 30, 2022; 400,000,000 authorized, 48,796,518 shares issued and 48,359,888 shares outstanding at December 31, 2021	547	488
Class B common stock, $0.01 par value; 150,000,000 authorized, 6,270,684 shares issued and outstanding at September 30, 2022; 150,000,000 authorized, 11,371,517 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	760,879	634,564
Accumulated deficit	(91,218)	(105,096)
Treasury stock, at cost; 558,699 shares at September 30, 2022 and 436,630 shares at December 31, 2021	(6,338)	(3,527)
Total equity attributable to Brigham Minerals, Inc.	663,870	526,429
Non-controlling interests	98,215	173,245
Total equity	$762,085	$699,674
Total liabilities and equity	$865,477	$820,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Mineral and royalty revenues	$92,750	$40,473	$253,148	$109,654
Lease bonus and other revenues	1,456	1,491	3,365	3,894
Total revenues	94,206	41,964	256,513	113,548
OPERATING EXPENSES
Gathering, transportation and marketing	2,962	1,641	7,211	4,967
Severance and ad valorem taxes	5,972	2,372	15,664	6,505
Depreciation, depletion, and amortization	14,964	8,682	40,726	27,129
General and administrative	12,875	5,729	24,330	16,868
Total operating expenses	36,773	18,424	87,931	55,469
INCOME FROM OPERATIONS	57,433	23,540	168,582	58,079
Interest expense, net	(1,046)	(451)	(3,114)	(1,105)
Other income, net	6	36	40	51
Income before income taxes	56,393	23,125	165,508	57,025
Income tax expense	11,950	4,214	31,820	10,717
NET INCOME	$44,443	$18,911	$133,688	$46,308
Less: Net income attributable to non-controlling interest	(5,984)	(4,698)	(21,998)	(12,311)
Net income attributable to Brigham Minerals, Inc. stockholders	$38,459	$14,213	$111,690	$33,997

NET INCOME PER COMMON SHARE
Basic	$0.71	$0.31	$2.16	$0.77
Diluted	$0.69	$0.31	$2.09	$0.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,943	45,198	51,663	44,216
Diluted	55,942	45,888	53,463	45,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2021	48,360	$488	11,372	$—	$634,564	$(105,096)	437	$(3,527)	$173,245	$699,674
Issuance of common stock	800	8	—	—	20,378	—	—	—	—	20,386
Conversion of shares of Class B Common Stock to Class A Common Stock	2,190	22	(2,190)	—	34,417	—	—	—	(34,439)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	6,203	—	—	—	—	6,203
Share-based compensation	—	—	—	—	2,703	—	—	—	—	2,703
Restricted stock forfeitures	(2)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(22,280)	—	—	(5,743)	(28,023)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	1	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	30,982	—	—	8,083	39,065
Balance - March 31, 2022	51,349	$518	9,182	$—	$698,265	$(96,394)	437	$(3,527)	$141,146	$740,008
Acquisition post-closing adjustment	(122)	—	—	—	—	—	122	(2,811)	—	(2,811)
Conversion of shares of Class B Common Stock to Class A Common Stock	2,316	23	(2,316)	—	35,759	—	—	—	(35,782)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	8,679	—	—	—	—	8,679
Shares surrendered for tax withholdings on vested RSAs	(8)	—	—	—	(197)	—	—	—	—	(197)
Share-based compensation	—	—	—	—	3,517	—	—	—	—	3,517
Dividends and distributions declared	—	—	—	—	—	(32,638)	—	—	(5,506)	(38,144)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	45	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	—	42,249	—	—	7,931	50,180
Balance - June 30, 2022	53,580	$541	6,866	$—	$746,022	$(86,783)	559	$(6,338)	$107,789	$761,231
Conversion of shares of Class B Common Stock to Class A Common Stock	595	6	(595)	—	9,550	—	—	—	(9,556)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	1,793	—	—	—	—	1,793
Share-based compensation	—	—	—	—	3,514	—	—	—	—	3,514
Dividends and distributions declared	—	—	—	—	—	(42,894)	—	—	(6,002)	(48,896)
Net income	—	—	—	—	—	38,459	—	—	5,984	44,443
Balance - September 30, 2022	54,175	$547	6,271	$—	$760,879	$(91,218)	559	$(6,338)	$98,215	$762,085

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance - December 31, 2020	43,558	$440	13,168	$—	$601,129	$(92,392)	437	$(3,527)	$—	$505,650
Adjustment of temporary equity to carrying value	—	—	—	—	(54,294)	—	—	—	—	(54,294)
Reclassification from temporary equity to non-controlling interest	—	—	—	—	—	—	—	—	202,496	202,496
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,720	—	—	—	(1,721)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(480)	—	—	—	—	(480)
Share-based compensation	—	—	—	—	3,933	—	—	—	—	3,933
Restricted stock forfeitures	(4)	—	—	—	—	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(11,788)	—	—	(3,447)	(15,235)
Net income	—	—	—	—	—	8,596	—	—	1,553	10,149
Balance - March 31, 2021	43,666	$441	13,056	$—	$552,008	$(95,584)	437	$(3,527)	$198,881	$652,219
Conversion of shares of Class B Common Stock to Class A Common Stock	1,403	14	(1,403)	—	21,243	—	—	—	(21,257)	—
Deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	2,666	—	—	—	—	2,666
Share-based compensation	—	—	—	—	4,410	—	—	—	—	4,410
Restricted stock forfeitures	(1)	—	—	—	—	—	—	—	—	—
Shares surrendered for tax withholdings on vested RSAs	(9)	—	—	—	(145)	—	—	—	—	(145)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	75	1	—	—	(1)	—	—	—	—	—
Dividends and distributions declared	—	—	—	—	—	(14,907)	—	—	(4,449)	(19,356)
Net income	—	—	—	—	—	11,188	—	—	4,138	15,326
Balance - June 30, 2021	45,134	$456	11,653	$—	$580,181	$(99,303)	437	$(3,527)	$177,313	$655,120
Conversion of shares of Class B Common Stock to Class A Common Stock	112	1	(112)	—	1,697	—	—	—	(1,698)	—
Reduction in deferred tax asset arising from conversion of shares of Class B Common Stock to Class A Common Stock	—	—	—	—	(399)	—	—	—	—	(399)
Share-based compensation	—	—	—	—	4,669	—	—	—	—	4,669
Dividends and distributions declared	—	—	—	—	—	(16,527)	—	—	(4,708)	(21,235)
Net income	—	—	—	—	—	14,213	—	—	4,698	18,911
Balance - September 30, 2021	45,246	$457	11,541	$—	$586,148	$(101,617)	437	$(3,527)	$175,605	$657,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,688	$46,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	40,726	27,129
Share-based compensation expense	5,401	7,537
Amortization of debt issuance costs	467	217
Deferred income tax expense	2,499	2,794
Credit losses	274	144
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,052)	(10,999)
(Increase) in other current assets	(49)	(1,753)
Increase in accounts payable and accrued liabilities	12,773	968
Increase in other long-term liabilities	—	20
Net cash provided by operating activities	$162,727	$72,365
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(71,748)	(49,203)
Additions to other fixed assets	(1,373)	(28)
Proceeds from sale of oil and gas properties, net	74,370	4,441
Net cash provided by (used in) investing activities	$1,249	$(44,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt	(70,000)	(4,000)
Borrowing of long-term debt	50,000	37,000
Offering costs of Class A common stock	(78)	—
Dividends paid	(97,574)	(41,374)
Distribution to holders of non-controlling interest	(17,490)	(12,668)
Debt issuance costs	(486)	(247)
Payment of employee tax withholding for settlement of equity compensation awards	(9,743)	(1,136)
Net cash used in financing activities	$(145,371)	$(22,425)
Change in cash and cash equivalents and restricted cash	18,605	5,150
Cash and cash equivalents and restricted cash, beginning of period	21,019	9,144
Cash and cash equivalents and restricted cash, end of period	$39,624	$14,294

Supplemental disclosure of noncash activity:
Accrued capital expenditures	$284	$36
Capitalized share-based compensation cost	$4,476	$5,475
Issuance of Class A common stock for acquisitions of oil and gas properties, net	$17,629	$—
Temporary equity cumulative adjustment to redemption value	$—	$54,294
Supplemental cash flow information:
Cash payments for loan commitment fees and interest	$(2,789)	$(898)
Tax payments, net of refunds	$(23,655)	$(6,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Business and Basis of Presentation

Description of the Business

Brigham Minerals, Inc. (together with its wholly owned subsidiaries, "Brigham Minerals," “we," "us," "our," or the "Company"), a Delaware corporation, is a holding company whose sole material asset consists of an 89.6% interest in Brigham Minerals Holdings, LLC (“Brigham LLC”), which indirectly owns Brigham Minerals, LLC and Rearden Minerals, LLC (collectively, the “Minerals Subsidiaries”). The Minerals Subsidiaries acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States.

Our portfolio is comprised of mineral and royalty interests across five of the most highly economic, liquids-rich resource plays in the continental United States, including the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming and the Williston Basin in North Dakota. Our highly technical approach towards mineral acquisitions in the geologic core of top-tier resource plays has purposefully led to a concentrated portfolio covering 38 of the most highly active counties for horizontal drilling in the continental United States.

Merger Announcement

On September 6, 2022, the Company and Brigham LLC, entered into an Agreement and Plan of Merger (as amended from time to time, the “merger agreement”) with Sitio Royalties Corp., a Delaware corporation (“Sitio”), Sitio Royalties Operating Partnership, LP (“Opco LP”), Snapper Merger Sub I, Inc. (“New Sitio”), Snapper Merger Sub IV, Inc. (“Brigham Merger Sub”), Snapper Merger Sub V, Inc. (“Sitio Merger Sub”) and Snapper Merger Sub II, LLC (“Opco Merger Sub LLC”).

Pursuant to the terms of the merger agreement, Sitio will acquire the Company in an all-stock transaction through: (i) the merger of Brigham Merger Sub with and into the Company (the “Brigham Merger”), with the Company surviving the Brigham Merger as a wholly owned subsidiary of New Sitio, (ii) simultaneously with the Brigham Merger, the merger of Sitio Merger Sub with and into Sitio (the “Sitio Merger” and together with the Brigham Merger, the “Pubco Mergers”), with Sitio surviving the Sitio Merger as a wholly owned subsidiary of New Sitio, and (iii) immediately thereafter, the merger of Opco Merger Sub LLC with and into Brigham LLC (the “Opco Merger,” and, together with the Brigham Merger and the Sitio Merger, the “Mergers”), with Brigham LLC surviving the Opco Merger as a wholly owned subsidiary of Opco LP, in each case on the terms set forth in the merger agreement. The Sitio Merger and the Brigham Merger shall become effective concurrently (such time as the Sitio Merger and the Brigham Merger become effective, the “First Effective Time”), and the Opco Merger shall become effective immediately following the First Effective Time (such time as the Opco Merger becomes effective, the “Second Effective Time”).

If the Mergers are completed, (i) at the First Effective Time, (A) each share of the Company’s Class A common stock, par value $0.01 per share (the “Brigham Class A Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class A common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class A Common Stock”), (B) each share of the Company’s Class B common stock, par value $0.01 per share (the “Brigham Class B Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class C common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class C Common Stock” and together with the New Sitio Class A Common Stock, the “New Sitio Common Stock”), (C) each share of Sitio’s Class A common stock, par value $0.0001 per share (the “Sitio Class A Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into one share of New Sitio Class A Common Stock and (D) each share of Sitio’s Class C common stock, par value $0.0001 per share (the “Sitio Class C Common Stock”), issued and outstanding immediately prior to the First Effective Time, will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by us, Sitio or any of our or Sitio’s wholly owned subsidiaries and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the Delaware General Corporation Law (the “DGCL”) and, (ii) at the Second Effective Time, each Brigham LLC Unit issued and outstanding immediately prior to the Second Effective Time will be converted into the right to receive 1.133 common units representing limited partnership interests in Opco LP (the “Opco LP Units”). Sitio stockholders immediately prior to the First Effective Time will own approximately 54% of the outstanding shares of New Sitio after the Pubco Mergers, and the Company’s stockholders immediately prior to the First Effective Time will own approximately 46% of the outstanding shares of New Sitio after the Pubco Mergers.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Mergers have been unanimously approved by the boards of directors of both companies. The closing of the Mergers is subject to customary closing conditions, including regulatory clearance and approvals by the shareholders of Sitio and the Company.

The merger agreement contains termination rights for each of the Company and Sitio, including, among others, if the consummation of the merger does not occur on or before June 6, 2023. Upon termination of the merger agreement under specified circumstances, the Company may be required to pay Sitio a termination fee equal to $65.0 million. Upon termination of the merger agreement under specified circumstances, Sitio may be required to pay the Company a termination fee equal to $75.0 million.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Brigham Minerals have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), except that, in accordance with the instructions to Form 10-Q, they do not include all of the notes required for financial statements prepared in conformity with U.S. GAAP. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022 (the "Annual Report"). The unaudited interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022. Brigham Minerals operates in one segment: oil and natural gas exploration and production.

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

Significant Accounting Policies

Significant accounting policies are disclosed in Brigham Minerals' audited consolidated financial statements and notes for the year ended December 31, 2021, presented in the Annual Report. There have been no changes in such policies or the application of such policies during the three and nine months ended September 30, 2022.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable

Brigham Minerals routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. We did not record credit losses for the three months ended September 30, 2022. We recorded credit losses of $0.3 million for the nine months ended September 30, 2022 and $0.1 million for the three and nine months ended September 30, 2021 which was included in general and administrative expenses.

As of September 30, 2022 and December 31, 2021, accounts receivable was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable
Oil and gas sales	$62,187	$30,485
Reserve for credit losses	(735)	(995)
Other	1,865	1,049
Total accounts receivable	$63,317	$30,539
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Occidental Petroleum Corp	15%	10%	13%	11%
Pioneer Natural Resources	12%	7%	13%	6%
Chevron	12%	3%	11%	3%
Exxon Mobil Corp	8%	12%	9%	14%
Continental Resources Inc.	5%	11%	6%	11%
ConocoPhillips Company	5%	11%	5%	12%

Management does not believe that the loss of any customer would have a long-term material adverse effect on our financial position or the results of operations. For the three and nine months ended September 30, 2022, we received revenues from over 170 operators with approximately 72% of revenues coming from the top ten operators on our properties. For the three and nine months ended September 30, 2021, we received revenues from over 140 operators with approximately 66% of revenues coming from the top ten operators on our properties.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.Oil and Gas Properties

Brigham Minerals uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition costs incurred for the purpose of acquiring mineral and royalty interests are capitalized into a full cost pool. In addition, certain internal costs (or "capitalized general and administrative costs"), are also included in the full cost pool. Capitalized general and administrative costs were $3.1 million during the three months ended September 30, 2022 and 2021 and $9.2 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. Capitalized costs do not include any costs related to general corporate overhead or similar activities, which are expensed in the period incurred. Oil and gas properties consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Oil and gas properties, at cost, using the full cost method of accounting:
Unevaluated property	$310,783	$338,613
Evaluated property	754,418	633,138
Total oil and gas properties, at cost	1,065,201	971,751
Less accumulated depreciation, depletion, and amortization	(354,361)	(239,612)
Total oil and gas properties, net	$710,840	$732,139

Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $14.8 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively, and $40.4 million and $27.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increases in depletion expense recognized in the three and nine months ended September 30, 2022 were primarily due to higher production volumes. Average depletion of proved properties was $10.76 per Boe and $10.34 per Boe for the three months ended September 30, 2022 and 2021, respectively, and $11.07 per Boe and $10.98 per Boe for the nine months ended September 30, 2022 and 2021, respectively.

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depletion and related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved reserves, discounted at 10% per annum ("PV-10"), plus the cost of unevaluated properties, less related income tax effects (the "ceiling test"). A write-down of the carrying value of the full cost pool ("impairment charge") is a noncash charge that reduces earnings and impacts equity in the period of occurrence and typically results in lower depletion expense in future periods. A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. At September 30, 2022 and September 30, 2021, the SEC oil price and SEC gas price used in the calculation of the ceiling test, adjusted by area for energy content, transportation fees and regional price differentials, was $91.71 and $57.69, respectively, per barrel of oil, and $6.07 and $3.00, respectively, per MMBtu of natural gas. There were no impairment charges during the three and nine months ended September 30, 2022 or 2021.

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Divestitures

Midland Acquisition

On August 22, 2022, Brigham LLC entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with Avant Royalties, LP, Avant Royalties II, LP and Avant Royalties II Sidecar Fund, LP (collectively, the “Sellers”), pursuant to which Brigham LLC agreed to acquire certain mineral and royalty interests from the Sellers (the “Midland Acquisition”) for $132.5 million in cash, subject to customary closing adjustments. The Midland Acquisition was completed on October 21, 2022 and has an effective date of July 1, 2022. The Company financed the Midland Acquisition through a combination of cash on hand and borrowings under the Company’s revolving credit facility.

DJ Acquisition

On December 15, 2021, the Company completed the acquisition of approximately 8,400 net royalty acres primarily in Weld County, Colorado for $89.4 million, consisting of 2.2 million shares of the Company's Class A common stock valued at $46.3 million and $43.1 million of cash, net of $1.7 million of customary closing adjustments (the "DJ Acquisition"). During the nine months ended September 30, 2022, the Company received customary post-closing adjustments from the seller consisting of $1.9 million in cash and 122,069 shares of the Company's Class A common stock valued at $2.8 million which has been retained as treasury stock. The post-closing adjustments were recorded as a reduction of evaluated oil and gas properties.

Echo Acquisition

On March 31, 2022, the Company completed the acquisition of approximately 1,800 net royalty acres in the Midland Basin largely operated by Pioneer Natural Resources and Endeavor Energy Resources for $34.8 million, consisting of $14.4 million in cash, net of $0.6 million of customary closing adjustments, and 800,000 shares of the Company's Class A common stock valued at $20.4 million (the "Echo Acquisition"). The cash portion of the purchase price was funded by cash on hand. Subsequent to the closing of the Echo Acquisition, the Company received customary post-closing adjustments from the seller of $1.3 million in cash.

The Echo Acquisition has been accounted for as an asset acquisition and the allocation of the purchase price was $16.8 million to unevaluated properties and $16.7 million to evaluated properties.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Acquisitions

During the nine months ended September 30, 2022 and 2021, Brigham Minerals entered into a number of additional other acquisitions of mineral and royalty interests from various sellers in Texas, Oklahoma, Colorado, New Mexico, and North Dakota, as reflected in the tables below (in thousands).

	Oil and Gas Properties Acquired		Cash Consideration
	Evaluated	Unevaluated
Quarter Ended March 31, 2022	$4,562	$4,340	$8,902
Quarter Ended June 30, 2022	31,568	6,866	38,434
Quarter Ended September 30, 2022	4,757	8,153	12,910
	$40,887	$19,359	$60,246

	Oil and Gas Properties Acquired		Cash Consideration
	Evaluated	Unevaluated
Quarter Ended March 31, 2021	$9,073	$12,776	$21,849
Quarter Ended June 30, 2021	8,842	5,594	14,436
Quarter Ended September 30, 2021	2,732	10,077	12,809
	$20,647	$28,447	$49,094

The change in the oil and natural gas property balance is comprised of payments for acquisitions of minerals, land brokerage costs and capitalized general and administrative expenses that for the nine months ended September 30, 2022 and 2021 were funded with our retained operating cash flow, proceeds from asset sales and our revolving credit facility (as hereinafter defined).

Divestitures

During the nine months ended September 30, 2022, Brigham Minerals divested certain non-core, mostly undeveloped acreage totaling 13,535 net royalty acres in the Anadarko Basin and received cash proceeds of $74.4 million, net of customary closing adjustments. These sales were accounted for as adjustments to the full cost pool, with no gains or losses recognized.

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2022 and 2021, the disaggregated revenues from sales of oil, natural gas and NGLs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil sales	$67,132	$28,480	$184,235	$78,022
Natural gas sales	16,016	7,309	40,296	19,450
NGL sales	9,602	4,684	28,617	12,182
Total mineral and royalty revenues	$92,750	$40,473	$253,148	$109,654

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

Prior-period performance obligations

Brigham Minerals records revenue in the month production is delivered to the purchaser. As a non-operator, Brigham Minerals has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, Brigham Minerals is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the accounts receivable line item in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates and the actual amounts received for oil and natural gas sales is recorded in the month that payment is received from the third party. For the three and nine months ended September 30, 2022, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was approximately 16.4% and 2.3% of total revenues, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

Brigham Minerals had no transfers into or out of Level 1 and no transfers into or out of Level 2 for the nine months ended September 30, 2022 and September 30, 2021.

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

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the nine months ended September 30, 2022 was 3.31%. As of September 30, 2022, the borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings. The Company expects the Administrative Agent to recommend a deferral of the redetermination of the Company's borrowing base due to the pending merger, with the expectation that the borrowing base will be finalized in the first quarter of 2023.

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

Our revolving credit facility matures on May 16, 2024. Loans drawn under our revolving credit facility may be prepaid at any time without premium or penalty (other than customary SOFR breakage) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected availability at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, Brigham Resources may permanently reduce or terminate in full the commitments under our revolving credit facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our revolving credit facility, the Administrative Agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our revolving credit facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our revolving credit facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making distributions (subject to Consolidated Total Leverage Ratio and liquidity thresholds) and investments. In addition, our revolving credit facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00. As of September 30, 2022, we were in compliance with all covenants in accordance with our revolving credit facility.

8. Leases

The Company enters into leasing transactions in which the Company is the lessee. The Company's lease contracts are generally for office buildings, and office equipment. The Company performed evaluations of its contracts and determined it has only operating leases.

In July 2019, the Company entered into a lease agreement for its corporate headquarters located in Austin, TX (the “Bridgepoint Lease”). The Bridgepoint Lease includes approximately 29,546 square feet and commenced in July 2019, with an expiration on June 30, 2027. The Bridgepoint Lease includes lease and non-lease components that we account for as a single lease component as an accounting policy election. The Bridgepoint Lease requires monthly lease payments that may be subject to annual increases throughout the lease term and also includes renewal options at the election of the Company to renew or extend the lease for two, consecutive, five-year lease terms. This optional period has not been included in the lease term in the determination of the operating lease right-of-use-assets or operating lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. Since the Bridgepoint Lease does not contain an implicit rate, the Company used the incremental borrowing rate of 2% as the discount rate to calculate present value of lease payments. Rent expense on operating leases is recognized over the term of the lease on a straight-line basis. Rent expense for the three months ended September 30, 2022 and 2021 was $0.3 million in each period. Rent expense for the nine months ended September 30, 2022 and 2021 was $1.0 million in each period.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through land easements. The Company performed evaluations on all term-based land easement payments received during the three and nine months ended September 30, 2022 and determined that all such payments were immaterial in the aggregate.

The following table summarizes the Company’s recognition of its operating lease (in thousands):

	Classification	September 30, 2022
Assets
Operating	Operating lease right-of-use assets	$5,883

Liabilities
Current:
Operating	Current operating lease liability	$1,211

Non-current:
Operating	Non-current operating lease liability	$4,831

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the maturity of the Company’s liabilities under the Bridgepoint Lease as of September 30, 2022 (in thousands):

Commitment
2022 (remainder of)	$327
2023	1,319
2024	1,340
2025	1,360
2026	1,383
Thereafter	582
Total lease payments	6,311
Less imputed interest	(269)
Total lease liabilities	$6,042

9. Equity

Class A Common Stock

Brigham Minerals had approximately 54.2 million shares of its Class A common stock outstanding as of September 30, 2022. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board of Directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities.

Class B Common Stock

Brigham Minerals had approximately 6.3 million shares of its Class B common stock outstanding as of September 30, 2022. Holders of the Class B common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Brigham Minerals’ stockholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Brigham Minerals.

Treasury Stock

As of September 30, 2022, there were 0.6 million shares of Class A common stock held in treasury.

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

For the three and nine months ended September 30, 2022 and 2021, the Incentive Units and shares of Class B common stock were not recognized in dilutive EPS calculations as the effects would have been antidilutive. Additionally, for the nine months ended September 30, 2021 the RSAs were not recognized in dilutive EPS calculations as the effects would have been antidilutive.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of common stock outstanding for the period (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. stockholders	$38,459	$14,213	$111,690	$33,997
Denominator:
Basic weighted average shares outstanding	53,943	45,198	51,663	44,216
Basic EPS attributable to Brigham Minerals, Inc. stockholders	$0.71	$0.31	$2.16	$0.77

Diluted EPS
Numerator:
Basic net income attributable to Brigham Minerals, Inc. stockholders	$38,459	$14,213	$111,690	$33,997
Diluted net income attributable to Brigham Minerals, Inc. stockholders	$38,459	$14,213	$111,690	$33,997
Denominator:
Basic weighted average shares outstanding	53,943	45,198	51,663	44,216
Effects of dilutive securities:
Unvested equity awards	1,999	690	1,800	840
Diluted weighted average shares outstanding	55,942	45,888	53,463	45,056

Diluted EPS attributable to Brigham Minerals, Inc. stockholders	$0.69	$0.31	$2.09	$0.75

10. Non-controlling interest

Non-controlling interest represents the 10.4% interest in the units of Brigham LLC not owned by Brigham Minerals, as of September 30, 2022. Each share of Class B common stock does not have any economic rights but entitles its holder to one vote on all matters to be voted on by our stockholders generally, and holders of Brigham LLC Units (and Class B common stock) have a redemption right into shares of Class A common stock. Under the Brigham LLC Agreement, each Brigham LLC Unit Holder, subject to certain limitations, has a right (the "Redemption Right") to cause Brigham LLC to acquire all or a portion of its Brigham LLC Units for, at Brigham LLC’s election, (i) shares of our Class A common stock at a redemption ratio of one share of Class A common stock for each Brigham LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. We will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A common stock (including trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Brigham LLC Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Brigham Minerals (instead of Brigham LLC) will have a call right to, for administrative convenience, acquire each tendered Brigham LLC Unit directly from the redeeming Brigham LLC Unit Holder for, at its election, (x) one share of Class A common stock or (y) an equivalent amount of cash (the "Call Right"). The decision to make a cash payment upon a Brigham LLC Unit Holder's exercise of its Redemption Right is required to be made by the Company's directors who are independent under Section 10A-3 of the Securities Act of 1933, as amended, and do not hold any Brigham LLC Units subject to such redemption. In connection with any redemption of Brigham LLC Units pursuant to the Redemption Right or acquisition pursuant to our Call Right, the corresponding number of shares of Class B common stock will be cancelled.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-controlling interest is recorded at its carrying value. For the period from December 31, 2021 to September 30, 2022, the Company recorded adjustments to the value of non-controlling interest as presented in the table below (in thousands):

Non-controlling interest
Balance - December 31, 2021	$173,245
Conversion of Class B common stock to Class A common stock	(34,439)
Net income attributable to non-controlling interest	8,083
Distribution to holders of non-controlling interest declared	(5,743)
Balance - March 31, 2022	$141,146
Conversion of Class B common stock to Class A common stock	(35,782)
Net income attributable to non-controlling interest	7,931
Distribution to holders of non-controlling interest declared	(5,506)
Balance - June 30, 2022	$107,789
Conversion of Class B common stock to Class A common stock	(9,556)
Net income attributable to non-controlling interest	5,984
Distribution to holders of non-controlling interest declared	(6,002)
Balance - September 30, 2022	$98,215

11. Share-Based Compensation

LLC Incentive Units

As part of the Second Amended and Restated Limited Liability Company Agreement of Brigham Resources, LLC dated May 8, 2015, Brigham Resources authorized 120,000 restricted incentive units for issuance to management, independent directors, employees, and consultants (such incentive units, as converted as described below, the “Incentive Units”). Brigham Resources granted Incentive Units in April 2013 and September 2015 and 2018. In connection with the 2018 corporate reorganizations and the corporate reorganization consummated in connection with Brigham Minerals’ IPO (collectively with the 2018 corporate reorganizations, the “corporate reorganization”), these Incentive Units were converted into units in Brigham Equity Holdings, LLC (“Brigham Equity Holdings”) with equivalent rights, responsibilities, and preferences. The Incentive Units were subject to vesting as follows: 20% of the Incentive Units were vested on the date of grant and 20% of the Incentive Units vest on each anniversary of the date of grant if the holder remains continuously employed by Brigham Resources or its affiliates through the applicable vesting date. Upon vesting of the Incentive Units, holders of the Incentive Units received one share of Brigham Minerals’ Class B common stock and one Brigham LLC Unit for each vested Incentive Unit.

In connection with the completion of the IPO, Brigham LLC and Brigham Equity Holdings discontinued granting new Incentive Units. As discussed in "Note 10—Non-controlling interest," participants may receive one share of Brigham Minerals’ Class A common stock in exchange for one share of Class B common stock and one Brigham LLC Unit, or cash at the option of Brigham Minerals. Brigham Minerals accounts for the Incentive Units as compensation expense measured at the fair value of the award on the date of grant. No compensation expense was recognized prior to the IPO because the IPO was not considered probable.

A summary of the Incentive Unit activity for the nine months ended September 30, 2022 is as follows:

	Incentive Units
	Number of Incentive Units	Grant Date Fair Value
Unvested at January 1, 2022	70,909	$10.04
Vested	(70,909)	$10.04
Unvested at September 30, 2022	—

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long Term Incentive Plan

In connection with the IPO, Brigham Minerals adopted the Brigham Minerals, Inc. 2019 Long Term Incentive Plan (“LTIP”) for employees, consultants and directors who perform services for Brigham Minerals. The LTIP provides for issuance of awards based on shares of Class A common stock. Brigham Minerals has issued restricted stock awards ("RSAs"), restricted stock units subject to time-based vesting ("RSUs") and restricted stock units subject to performance-based vesting ("PSUs") under the LTIP. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by Brigham Minerals including shares purchased on the open market. A total of 5,999,600 shares of Class A common stock have been authorized for issuance under the LTIP. At September 30, 2022, 4,437,697 shares of Class A common stock remained available for future issuances upon vesting of equity awards. Currently, all RSUs and PSUs granted under the LTIP are entitled to receive dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of the Company's Class A common stock. Such DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are accumulated and paid when the underlying shares vest. The fair value of the RSU awards granted with the right to receive DERs are generally based on the trading price of the Company’s Class A common stock as of the date of grant. Brigham Minerals accounts for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant. Brigham Minerals accounts for forfeitures as they occur.

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

The following table summarizes activity related to RSAs for the nine months ended September 30, 2022.

	Restricted Stock Awards
	Number of RSAs	Grant Date Fair Value
Unvested at January 1, 2022	30,433	$21.25
Vested	(28,710)	$21.25
Forfeited	(1,723)	$21.25
Unvested at September 30, 2022	—

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

The following table summarizes activity related to RSUs for the nine months ended September 30, 2022.

	Restricted Stock Units
	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	553,976	$16.55
Granted (1)	382,248	$24.59
Vested	(46,037)	$18.47
Forfeited	(72,084)	$16.87
Unvested at September 30, 2022	818,103	$20.17
(1)Valued at a weighted-average grant date fair value.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes activity related to PSUs for the nine months ended September 30, 2022:

	Performance-Based Restricted Stock Units
	Target PSUs	Grant Date Fair Value
Unvested at January 1, 2022	906,643	$11.94
Granted	295,846	$11.93
Forfeited	(58,938)	$13.41
Unvested at September 30, 2022	1,143,551	$11.86

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

The target attainment for the STIP awards for the year ended December 31, 2022 is $2.4 million, of which $0.5 million is expected to be settled in shares of the Company's Class A common stock. During the three and nine months ended September 30, 2022, the Company accrued $0.5 million and $1.6 million, respectively, related to the STIP awards.

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense is included in general and administrative expense in the Company's condensed consolidated statements of operations included within this Quarterly Report. Share-based compensation expense recorded for each type of share-based compensation award for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Incentive units (1)	$178	$178	$534	$534
RSAs (1)	—	163	164	460
RSUs (1)	2,149	2,525	5,702	7,602
PSUs (2)	1,187	1,803	3,334	4,416
STIP awards (3)	68	—	143	—
Capitalized share-based compensation (4)	(1,621)	(1,987)	(4,476)	(5,475)
Total share-based compensation expense	$1,961	$2,682	$5,401	$7,537
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
(4)During the three and nine months ended September 30, 2022, Brigham Minerals capitalized $0.9 million and $1.8 million, respectively, of share-based compensation cost to unevaluated property, $0.6 million and $2.6 million, respectively, of share-based compensation cost to evaluated property and $0.1 million of share-based compensation cost to internally developed software in each period. During the three and nine months ended September 30, 2021, Brigham Minerals capitalized $1.5 million and $3.0 million, respectively, of share-based compensation cost to unevaluated property and $0.5 million and $2.5 million, respectively, of share-based compensation cost to evaluated property.

Future Share-Based Compensation Expense

The following table reflects the future share-based compensation expense expected to be recorded for the share-based compensation awards that were outstanding at September 30, 2022, a portion of which will be capitalized (in thousands):

	RSUs	PSUs	STIP Awards	Total
2022	$2,149	$1,188	$67	$3,404
2023	5,627	3,877	268	9,772
2024	2,749	1,179	57	3,985
2025	593	254	—	847
Total	$11,118	$6,498	$392	$18,008

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

BRIGHAM MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income tax expense was as follows for the periods indicated (in thousands, except for tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$11,950	$4,214	$31,820	$10,717
Effective tax rate	21.2%	18.2%	19.2%	18.8%

Total income tax expense for the three and nine months ended September 30, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of excess tax benefits resulting from vesting of equity awards, non-controlling interest, state taxes (net of the anticipated federal benefit), share-based compensation expense, and percentage depletion in excess of basis. The effective tax rate for the three and nine months ended September 30, 2022 and 2021 reflects Brigham Minerals' ownership interest in Brigham LLC of 89.6% and 79.7%, respectively, at the end of each period.

13. Contingencies

Brigham Minerals may, from time to time, be a party to certain lawsuits and claims arising in the ordinary course of business. The outcome of such lawsuits and claims cannot be estimated with certainty and management may not be able to estimate the range of possible losses. Brigham Minerals records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated. Brigham Minerals had no reserves for contingencies at September 30, 2022 and December 31, 2021.

14. Subsequent Events

On October 21, 2022, Brigham LLC completed the Midland Acquisition. Upon closing of the Midland Acquisition, pursuant to the terms of the Purchase Agreement, Brigham LLC delivered to the Sellers cash consideration of approximately $130.7 million, less and except $6.6 million of cash consideration that was previously deposited in an escrow account for the benefit of the Sellers as a deposit in connection with the signing of the Purchase Agreement.

On November 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.81 per share of Class A common stock payable on November 25, 2022, to stockholders of record at the close of business on November 18, 2022.

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

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved, probable and possible reserves, mineral acquisition capital, economic and competitive conditions, including those resulting from the ongoing conflict between Russia and Ukraine, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Brigham Minerals was formed to acquire and actively manage a portfolio of mineral and royalty interests in the core of what we view as the most active, highly economic, liquids-rich resource plays across the continental United States. Our primary business objective is to maximize risk-adjusted total return to our stockholders through (i) the growth of our free cash flow generated from our existing mineral portfolio and (ii) the continued sourcing and execution of accretive mineral acquisitions in the core of highly economic, liquids-rich resource plays. As of September 30, 2022, we owned 82,175 net royalty acres across 38 counties within the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the Denver-Julesburg ("DJ") Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

Merger Announcement

On September 6, 2022, the Company and Brigham LLC, entered into an Agreement and Plan of Merger (as amended from time to time, the “merger agreement”) with Sitio Royalties Corp., a Delaware corporation (“Sitio”), Sitio Royalties Operating Partnership, LP (“Opco LP”), Snapper Merger Sub I, Inc. (“New Sitio”), Snapper Merger Sub IV, Inc. (“Brigham Merger Sub”), Snapper Merger Sub V, Inc. (“Sitio Merger Sub”) and Snapper Merger Sub II, LLC (“Opco Merger Sub LLC”).

Pursuant to the terms of the merger agreement, Sitio will acquire the Company in an all-stock transaction through: (i) the merger of Brigham Merger Sub with and into the Company (the “Brigham Merger”), with the Company surviving the Brigham Merger as a wholly owned subsidiary of New Sitio, (ii) simultaneously with the Brigham Merger, the merger of Sitio Merger Sub with and into Sitio (the “Sitio Merger” and together with the Brigham Merger, the “Pubco Mergers”), with Sitio surviving the Sitio Merger as a wholly owned subsidiary of New Sitio, and (iii) immediately thereafter, the merger of Opco Merger Sub LLC with and into Brigham LLC (the “Opco Merger,” and, together with the Brigham Merger and the Sitio Merger, the “Mergers”), with Brigham LLC surviving the Opco Merger as a wholly owned subsidiary of Opco LP, in each case on the terms set forth in the merger agreement. The Sitio Merger and the Brigham Merger shall become effective concurrently (such time as the Sitio Merger and the Brigham Merger become effective, the “First Effective Time”), and the Opco Merger shall become effective immediately following the First Effective Time (such time as the Opco Merger becomes effective, the “Second Effective Time”).

If the mergers are completed, (i) at the First Effective Time, (A) each share of the Company’s Class A common stock, par value $0.01 per share (the “Brigham Class A Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class A common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class A Common Stock”), (B) each share of the Company’s Class B common stock, par value $0.01 per share (the “Brigham Class B Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive 1.133 fully-paid and nonassessable shares of Class C common stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class C Common Stock” and together with the New Sitio Class A Common Stock, the “New Sitio Common Stock”), (C) each share of Sitio’s Class A common stock, par value $0.0001 per share (the “Sitio Class A Common Stock”), issued and outstanding immediately prior to the First Effective Time will be converted into one share of New Sitio Class A Common Stock and (D) each share of Sitio’s Class C common stock, par value $0.0001 per share

(the “Sitio Class C Common Stock”), issued and outstanding immediately prior to the First Effective Time, will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by us, Sitio or any of our or Sitio’s wholly owned subsidiaries and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the Delaware General Corporation Law (the “DGCL”) and, (ii) at the Second Effective Time, each Brigham LLC Unit issued and outstanding immediately prior to the Second Effective Time will be converted into the right to receive 1.133 common units representing limited partnership interests in Opco LP (the “Opco LP Units”). Sitio stockholders immediately prior to the First Effective Time will own approximately 54% of the outstanding shares of New Sitio after the Pubco Mergers, and the Company’s stockholders immediately prior to the First Effective Time will own approximately 46% of the outstanding shares of New Sitio after the Pubco Mergers.

The Mergers have been unanimously approved by the boards of directors of both companies. The closing of the Mergers is subject to customary closing conditions, including regulatory clearance and approvals by the shareholders of Sitio and the Company.

The merger agreement contains termination rights for each of the Company and Sitio, including, among others, if the consummation of the merger does not occur on or before June 6, 2023. Upon termination of the merger agreement under specified circumstances, the Company may be required to pay Sitio a termination fee equal to $65.0 million. Upon termination of the merger agreement under specified circumstances, Sitio may be required to pay the Company a termination fee equal to $75.0 million.

Financial and Operational Overview

•Our production volume of 15,000 Boe/d (73% liquids, 50% oil) for the three months ended September 30, 2022 increased 15% compared to the three months ended June 30, 2022. Our production volume of 13,361 Boe/d (72% liquids, 51% oil) for the nine months ended September 30, 2022 increased 49% compared to the nine months ended September 30, 2021.
•Our mineral and royalty revenues composed of crude oil, natural gas and NGL sales of $92.8 million for the three months ended September 30, 2022 increased 3% compared to the three months ended June 30, 2022 due to 15% higher production volumes, offset by a 12% decrease in realized commodity pricing. Our mineral and royalty revenues of $253.1 million for the nine months ended September 30, 2022 increased 131% compared to the nine months ended September 30, 2021 due to a 55% increase in realized commodity pricing and a 49% increase in production volumes.
•Our net income was $44.4 million for the three months ended September 30, 2022, inclusive of $7.8 million of merger-related costs. Adjusted Net Income for the three months ended September 30, 2022 was $52.2 million, up 4% from the three months ended June 30, 2022. Our net income was $133.7 million for the nine months ended September 30, 2022, inclusive of $7.8 million of merger-related costs. Adjusted Net Income for the nine months ended September 30, 2022 was $141.5 million, up 205% from the nine months ended September 30, 2021. Adjusted Net Income is a non-GAAP financial measure. For a definition of Adjusted Net Income and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•Adjusted EBITDA and Adjusted EBITDA ex lease bonus were $82.1 million and $80.7 million, respectively, for the three months ended September 30, 2022 and increased 3% and 2%, respectively, as compared to the three months ended June 30, 2022. Adjusted EBITDA and Adjusted EBITDA ex lease bonus were $222.5 million and $219.1 million, respectively, for the nine months ended September 30, 2022 and increased 140% and 147%, respectively, as compared to the nine months ended September 30, 2021. Adjusted EBITDA and Adjusted EBITDA ex lease bonus are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA ex lease bonus and a reconciliation to our most directly comparable measure calculated and presented in accordance with GAAP, please read "How We Evaluate our Operations—Non-GAAP Financial Measures."
•On November 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.81 per share of Class A common stock payable on November 25, 2022 to stockholders of record at the close of business on November 18, 2022.
•As of September 30, 2022, Brigham Minerals had a cash balance of $33.0 million and $217.0 million of capacity on our revolving credit facility, providing the Company with total liquidity of $250.0 million.

Midland Acquisition

On August 22, 2022, Brigham LLC entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with Avant Royalties, LP, Avant Royalties II, LP and Avant Royalties II Sidecar Fund, LP (collectively, the “Sellers”), pursuant to which Brigham LLC agreed to acquire certain mineral and royalty interests from the Sellers (the “Midland Acquisition”) for $132.5 million in cash, subject to customary closing adjustments. The Midland Acquisition was completed on October 21, 2022 and has an effective date of July 1, 2022. The Company financed the Midland Acquisition through a combination of cash on hand and borrowings under the Company’s revolving credit facility.

Market Environment and Russia/Ukraine Conflict

The oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as global supply chain disruptions and inflation, war and political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.

For example, the global public health crisis associated with the COVID-19 pandemic has had an adverse effect on global economic activity and the oil and natural gas industry, including reduced demand for the commodities produced by the oil and natural gas industry and depressed commodity prices. In connection with the market and commodity price challenges experienced during the COVID-19 pandemic in 2020, we saw reduced levels of potential acquisition opportunities. With the improvements in demand and commodity prices in 2021 and into 2022, along with our financial strength, we believe we are well positioned to capture attractive opportunities that will generate stockholder value. Given that our capital allocation is within our control, we believe that the liquidity provided by our cash flow from operations, proceeds from portfolio rationalizations and borrowings under our revolving credit facility will provide us with sufficient capital to execute our current strategy.

Additionally, in February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. The ongoing conflict between Russia and Ukraine may also have the effect of heightening many of the risks disclosed in our Annual Report, any of which could have a material adverse effect on our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions, increased volatility in the price and demand for oil and natural gas, and disruptions in global supply chains. Inflationary pressures and the effects of rising interests rates specifically, could hurt the financial and operating results of our operators' businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

Operational Update

Mineral and Royalty Interest Ownership Update

During the third quarter 2022, the Company completed 12 ground game transactions acquiring approximately 365 net royalty acres (standardized to a 1/8th royalty interest) and deploying $12.2 million in capital. The Company deployed substantially all of its mineral acquisition capital in the third quarter to the Permian Basin. As of September 30, 2022, the Company owned roughly 82,175 net royalty acres, encompassing 11,222 gross (88.7 net) undeveloped horizontal locations, across 38 counties in what the Company views as the cores of the Delaware and Midland Basins in West Texas and New Mexico, the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota.

The table below summarizes the Company’s mineral and royalty interest ownership at the dates indicated.

	Delaware	Midland	Anadarko	DJ	Williston	Total
Net Royalty Acres
September 30, 2022	30,150	9,235	9,850	24,755	8,185	82,175
June 30, 2022	30,010	9,015	9,850	24,755	8,180	81,810
Acres Added and (Sold) Q/Q	140	220	—	—	5	365
% Added and (Sold) Q/Q	—%	2%	—%	—%	—%	—%
Operating Activity Update

DUC Conversions

The Company identified 307 gross (1.9 net) DUCs converted to production during the third quarter 2022, which represented 30% of its net DUCs (28% of its gross DUCs) in inventory as of second quarter 2022. Third quarter 2022 gross DUC and PDP conversion waterfalls are summarized in the charts below:

Drilling Activity

During the third quarter 2022, the Company identified 207 gross (1.7 net) wells spud on its mineral position, which represents a 13% increase in net well drilling activity relative to second quarter 2022. Brigham’s gross and net wells spud activity per quarter is summarized in the chart below:

DUC and Permit Inventory

Brigham Minerals ended the third quarter 2022 with 6.7 net DUCs and 4.1 net permits versus 6.8 net DUCs and 4.2 net permits as of second quarter 2022. Brigham Minerals' gross and net DUC and permit inventory as of September 30, 2022 by basin is outlined in the table below:

	Development Inventory by Basin (1)
	Delaware	Midland	Anadarko	DJ	Williston	Total
Gross Inventory
DUCs	207	368	18	166	170	929
Permits	355	149	5	149	199	857
Net Inventory
DUCs	2.5	1.8	0.1	2.0	0.4	6.7
Permits	2.0	0.7	—	0.9	0.4	4.1
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

The Inflation Reduction Act

In August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA 2022") into law. Among other provisions, the IRA 2022 imposes the first ever federal fee on the emissions of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emissions of certain sources in the oil and gas sector, starting at $900 per metric ton of leaked methane and rising to $1,200 in 2025 and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained within the IRA 2022 could increase costs for the operators of our properties, and consequently could adversely affect production from our mineral interests and further accelerate the transition away from the use of fossil fuels, which could also adversely affect our business.

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

Commodity Prices

Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. As of September 30, 2022, the posted price for oil was $79.91 per barrel and the Henry Hub spot market price of natural gas was $6.40 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically as well as the amount of capital they are willing to spend.

The prices we receive for oil, natural gas and NGLs vary by geographical area. The relative prices of these products are determined by factors affecting global and regional supply and demand dynamics, such as economic and geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the effects of health pandemics such as COVID-19, production levels, availability of transportation and storage, weather cycles and other factors. In addition, realized prices are influenced by product quality and proximity to consuming and refining markets. Any differences between realized prices and NYMEX prices are referred to as differentials. All of our production is derived from properties located in the United States.

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

A ceiling test is calculated at each reporting period. The ceiling test calculation is prepared using an unweighted arithmetic average of oil prices ("SEC oil price") and natural gas prices ("SEC gas price") as of the first day of each month for the trailing 12-month period ended, adjusted by area for energy content, transportation fees and regional price differentials, as required under the guidelines established by the SEC. As of September 30, 2022 and September 30, 2021, the SEC oil price and SEC gas price used in the calculation of the ceiling test were $91.71 and $57.69, respectively, per barrel for oil, and $6.07 and $3.00, respectively, per MMBtu for natural gas. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021.

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

Our revolving credit facility allows us to hedge up to 85% of our reasonably anticipated projected production from our proved reserves of oil and natural gas, calculated separately, for the lesser of the remaining time until maturity or up to 60 months in the future. We had no natural gas or oil derivative contracts in place as of September 30, 2022 and December 31, 2021.

Non-GAAP Financial Measures

Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus are non-GAAP supplemental financial measures used by our management and by external users of our financial statements such as investors, research analysts and others to assess the financial performance of our assets and their ability to sustain dividends over the long term without regard to financing methods, capital structure or historical cost basis.

We define Adjusted Net Income as net income excluding the impacts of merger-related costs. We define Adjusted EBITDA as Adjusted Net Income before depreciation, depletion and amortization, share-based compensation expense, interest expense, and income tax expense, less other income. We define Adjusted EBITDA ex lease bonus as Adjusted EBITDA further adjusted to eliminate the impacts of lease bonus and other revenues we receive due to the unpredictability of timing and magnitude of the revenue.

Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus do not represent and should not be considered alternatives to, or more meaningful than, net income or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus have important limitations as analytical tools because they exclude some but not all items that affect net income, the most directly comparable GAAP financial measure. Our computation of Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus to the most directly comparable GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Reconciliation of Adjusted Net Income, Adjusted EBITDA, and Adjusted EBITDA ex lease bonus to Net Income:
Net Income	$44,443	$50,180	$133,688	$46,308
Add:
Merger-related costs	7,769	—	7,769	—
Adjusted Net Income	$52,212	$50,180	$141,457	$46,308
Add:
Depreciation, depletion, and amortization	14,964	13,449	40,726	27,129
Share-based compensation expense	1,961	1,959	5,401	7,537
Interest expense, net	1,046	1,154	3,114	1,105
Income tax expense	11,950	12,957	31,820	10,717
Less:
Other income, net	6	14	40	51
Adjusted EBITDA	$82,127	$79,685	$222,478	$92,745
Less:
Lease bonus and other revenues	1,456	476	3,365	3,894
Adjusted EBITDA ex lease bonus	$80,671	$79,209	$219,113	$88,851

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

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Royalty revenues
Oil sales	71%	73%	72%	69%
Natural gas sales	17%	15%	16%	17%
NGL sales	10%	11%	11%	11%
Total royalty revenue	98%	99%	99%	97%
Lease bonus and other revenues	2%	1%	1%	3%
Total revenues	100%	100%	100%	100%

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

General and Administrative

General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our staff, share-based compensation expense, costs of maintaining our headquarters, costs of managing our properties, annual and quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, incremental director and officer liability insurance costs, independent director compensation, other fees for professional services and legal compliance, including certain costs related to the pending merger with Sitio.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes (dollars in thousands, except for realized prices and unit expenses):

	Three Months Ended
	September 30, 2022	June 30, 2022	Variance
Production:
Oil (MBbls)	691	612	79	13%
Natural gas (MMcf)	2,259	2,011	248	12%
NGLs (MBbls)	312	237	75	32%
Equivalents (MBoe)	1,379	1,185	194	16%
Equivalents per day (Boe/d)	15,000	13,019	1,981	15%
Revenues:
Oil sales	$67,132	$66,415	$717	1%
Natural gas sales	16,016	13,968	2,048	15%
NGL sales	9,602	10,020	(418)	(4)%
Total mineral and royalty revenue	$92,750	$90,403	$2,347	3%
Lease bonus and other revenue	1,456	476	980	206%
Total revenues	$94,206	$90,879	$3,327	4%
Realized prices
Oil ($/Bbl)	$97.20	$108.37	$(11.17)	(10)%
Natural gas ($/Mcf)	7.09	6.95	0.14	2%
NGLs ($/Bbl)	30.70	42.31	(11.61)	(27)%
Equivalents ($/Boe)	$67.21	$76.31	$(9.10)	(12)%
Operating expenses:
Gathering, transportation and marketing	$2,962	$2,246	$716	32%
Severance and ad valorem taxes	5,972	5,361	611	11%
Depreciation, depletion, and amortization	14,964	13,449	1,515	11%
General and administrative (before share-based compensation)	10,914	3,587	7,327	204%
Total operating expenses (before share-based compensation)	$34,812	$24,643	$10,169	41%
General and administrative, share-based compensation	1,961	1,959	2	—%
Total operating expenses	$36,773	$26,602	$10,171	38%
Other expenses:
Interest expense, net	$1,046	$1,154	$(108)	(9)%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$2.15	$1.90	$0.25	13%
Severance and ad valorem taxes	4.33	4.52	(0.19)	(4)%
Depreciation, depletion and amortization	10.84	11.35	(0.51)	(4)%
General and administrative (before share-based compensation) (1)	7.91	3.03	4.88	161%
General and administrative, share-based compensation	1.42	1.65	(0.23)	(14)%
Interest expense, net	0.76	0.97	(0.21)	(22)%
(1)General and administrative expenses (before share-based compensation) for the three months ended September 30, 2022 include costs related to the Mergers of $7.8 million, or $5.63 per Boe.

Revenues

Total revenues for the three months ended September 30, 2022 increased 4%, or $3.3 million, compared to the three months ended June 30, 2022. The increase was attributable to a $2.3 million increase in mineral and royalty revenues and a $1.0 million increase in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 15% increase in production volumes to 15,000 Boe/d, resulting in an increase in royalty revenues of $14.9 million, partially offset by a 12% decrease in realized commodity prices, resulting in a decrease in royalty revenues of $12.6 million. During the three months ended September 30, 2022, we collected revenues attributable to first payments received on production from numerous new wells turned-in-line at high initial flow rates on high-interest acreage in the Delaware and Midland basins. We typically receive first payment from an operator several months or longer after initial production, which typically covers multiple months of production, and as such, high-interest wells or wells with robust initial production rates can have a significant impact on revenues for the period in which first payments are collected.

Oil revenues for the three months ended September 30, 2022 increased 1%, or $0.7 million, compared to the three months ended June 30, 2022. The increase in oil revenues was attributable to the 13% increase in oil production volumes to 7,507 barrels per day, resulting in an $8.4 million increase in oil revenues, partially offset by the 10% decrease in realized oil prices to $97.20 per barrel, resulting in a decrease in revenues of $7.7 million.

Natural gas revenues for the three months ended September 30, 2022 increased 15%, or $2.0 million, compared to the three months ended June 30, 2022. The increase in natural gas revenues was attributable to the 12% increase in natural gas production volumes to 24,561 Mcf per day, resulting in a $1.7 million increase in natural gas revenues, and the 2% increase in realized natural gas prices to $7.09 per Mcf, resulting in an increase in revenues of $0.3 million.

NGL revenues for the three months ended September 30, 2022 decreased 4%, or $0.4 million, compared to the three months ended June 30, 2022. The decrease in NGL revenues was attributable to the 27% decrease in realized NGL prices to $30.70 per barrel, resulting in a decrease in NGL revenues of $3.6 million, partially offset by a 32% increase in NGL production volumes to 3,399 Boe per day, resulting in a $3.2 million increase in NGL revenues.

Lease Bonus and Other Revenues

When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $1.0 million increase in revenues from lease bonus payments for the three months ended September 30, 2022 was primarily attributable to increases in leasing activity in the Permian Basin. Other revenues include payments for land easements (or "right-of-way") and surface damages and were not a significant portion of the overall amount.

Operating Expenses

Gathering, transportation and marketing expenses ("GTM"). For the three months ended September 30, 2022, GTM expenses increased 32% compared to the three months ended June 30, 2022, which is attributable to increased production volumes, including an increase in natural gas and NGL volumes in the Permian Basin.

Severance and ad valorem taxes. For the three months ended September 30, 2022, severance and ad valorem taxes increased 11% compared to the three months ended June 30, 2022, primarily due to the increase in mineral and royalty revenues, which was driven by increased production volumes, partially offset by declines in realized commodity prices.

Depreciation, depletion and amortization. DD&A expense increased 11%, or $1.5 million, for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, predominantly due to higher production volumes.

General and administrative and share-based compensation. General and administrative expense (before share-based compensation) increased 204%, or $7.3 million, for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily as a result of costs related to the Mergers of $7.8 million.

Share-based compensation expense for the three months ended September 30, 2022 was $2.0 million, net of $0.9 million of share-based compensation cost capitalized to unevaluated property, $0.6 million of share-based compensation cost capitalized to evaluated property and $0.1 million of share-based compensation cost capitalized to internally developed software. Share-based compensation expense for the three months ended June 30, 2022 was $2.0 million, net of $0.3 million of share-based compensation cost capitalized to unevaluated property, $1.2 million of share-based compensation cost capitalized to evaluated property and $0.1 million of share-based compensation cost capitalized to internally developed software. See table below for additional details (in thousands).

	Three Months Ended
	September 30, 2022	June 30, 2022	Variance
Incentive units	$178	$178	$—
RSAs	—	39	(39)
RSUs	2,149	2,127	22
PSUs	1,187	1,173	14
STIP awards	68	67	1
Capitalized share-based compensation	(1,621)	(1,625)	4
Total share-based compensation expense	$1,961	$1,959	$2

Interest expense, net. Interest expense, net decreased $0.1 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily due to the sequential decrease of the weighted average debt outstanding on our revolving credit facility from $107.6 million to $73.0 million as shown in the table below (in thousands, except for interest rate).

	Three Months Ended
	September 30, 2022	June 30, 2022	Variance
Interest expense - revolving credit facility	$704	$900	$(196)
Commitment fees	208	172	36
Amortization of loan closing costs	187	149	38
Interest income	(53)	(67)	14
Total interest expense, net	$1,046	$1,154	$(108)

Total weighted average interest rate	3.77%	3.31%

Total weighted average debt balance	$73,000	$107,615

During the three months ended September 30, 2022, a portion of our debt outstanding was grandfathered at original LIBOR benchmark pricing through the expiration of the applicable interest periods. We expect our weighted average interest rate to rise during the fourth quarter of 2022 as all of our outstanding borrowings will be based on current SOFR rates.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table provides the components of our revenues and expenses for the periods indicated, as well as each period’s respective average prices and production volumes (dollars in thousands, except for realized prices and unit expenses):

	Nine Months Ended September 30,
	2022	2021	Variance
Production:
Oil (MBbls)	1,855	1,245	610	49%
Natural gas (MMcf)	6,138	4,441	1,697	38%
NGLs (MBbls)	769	471	298	63%
Equivalents (MBoe)	3,647	2,456	1,191	48%
Equivalents per day (Boe/d)	13,361	8,996	4,365	49%
Revenues:
Oil sales	$184,235	$78,022	$106,213	136%
Natural gas sales	40,296	19,450	20,846	107%
NGL sales	28,617	12,182	16,435	135%
Total mineral and royalty revenue	$253,148	$109,654	$143,494	131%
Lease bonus and other revenue	3,365	3,894	(529)	(14)%
Total revenues	$256,513	$113,548	$142,965	126%
Realized prices
Oil ($/Bbl)	$99.32	$62.68	$36.64	58%
Natural gas ($/Mcf)	6.56	4.38	2.18	50%
NGLs ($/Bbl)	37.19	25.87	11.32	44%
Equivalents ($/Boe)	$69.40	$44.65	$24.75	55%
Operating expenses:
Gathering, transportation and marketing	$7,211	$4,967	$2,244	45%
Severance and ad valorem taxes	15,664	6,505	9,159	141%
Depreciation, depletion, and amortization	40,726	27,129	13,597	50%
General and administrative (before share-based compensation)	18,929	9,331	9,598	103%
Total operating expenses (before share-based compensation)	$82,530	$47,932	$34,598	72%
General and administrative, share-based compensation	5,401	7,537	(2,136)	(28)%
Total operating expenses	$87,931	$55,469	$32,462	59%
Other expenses:
Interest expense, net	$3,114	$1,105	$2,009	182%

Unit Expenses ($/Boe)
Gathering, transportation and marketing	$1.98	$2.02	$(0.04)	(2)%
Severance and ad valorem taxes	4.29	2.65	1.64	62%
Depreciation, depletion and amortization	11.17	11.05	0.12	1%
General and administrative (before share-based compensation) (1)	5.19	3.80	1.39	37%
General and administrative, share-based compensation	1.48	3.07	(1.59)	(52)%
Interest expense, net	0.85	0.45	0.40	89%
(1)General and administrative expenses (before share-based compensation) for the nine months ended September 30, 2022 include costs related to the Mergers of $7.8 million, or $2.13 per Boe.

Revenues

Total revenues for the nine months ended September 30, 2022 increased 126%, or $143.0 million, compared to the nine months ended September 30, 2021. The increase was attributable to a $143.5 million increase in mineral and royalty revenues partially offset by a $0.5 million decrease in lease bonus and other revenues during the period. The increase in mineral and royalty revenue was primarily attributable to the 55% increase in realized commodity prices, resulting in an increase in royalty revenues of $90.3 million, and a 49% increase in production volumes to 13,361 Boe/d, resulting in an increase in royalty revenues of $53.2 million.

Oil revenues for the nine months ended September 30, 2022 increased 136%, or $106.2 million, compared to the nine months ended September 30, 2021. The increase in oil revenues was attributable to the 58% increase in realized oil prices to $99.32 per barrel, resulting in an increase in revenues of $68.0 million, and a 49% increase in oil production volumes to 6,795 barrels per day, resulting in a $38.2 million increase in oil revenues.

Natural gas revenues for the nine months ended September 30, 2022 increased 107%, or $20.9 million, compared to the nine months ended September 30, 2021. The increase in natural gas revenues was attributable to the 50% increase in realized natural gas prices to $6.56 per Mcf, resulting in an increase in revenues of $13.5 million, and a 38% increase in natural gas production volumes to 22,484 Mcf per day, resulting in a $7.4 million increase in natural gas revenues.

NGL revenues for the nine months ended September 30, 2022 increased 135%, or $16.4 million, compared to the nine months ended September 30, 2021. The increase in NGL revenues was attributable to the 44% increase in realized NGL prices to $37.19 per barrel, resulting in an increase in NGL revenues of $8.7 million, and a 63% increase in NGL production volumes to 2,819 Boe per day, resulting in a $7.7 million increase in NGL revenues.

Lease Bonus and Other Revenues

When we lease our minerals, we generally receive an upfront cash payment, or a lease bonus. The $0.5 million decrease in revenues from lease bonus payments for the nine months ended September 30, 2022 was primarily attributable to decreases in leasing activity in the Anadarko and DJ Basins. Other revenues include payments for land easements (or "right-of-way") and surface damages and were not a significant portion of the overall amount.

Operating Expenses

Gathering, transportation and marketing expenses ("GTM"). For the nine months ended September 30, 2022, GTM expenses increased 45% compared to the nine months ended September 30, 2021, which is attributable to increased production volumes.

Severance and ad valorem taxes. For the nine months ended September 30, 2022, severance and ad valorem taxes increased 141% compared to the nine months ended September 30, 2021, primarily due to the increase in mineral and royalty revenues which was driven by increased realized commodity prices and production volumes.

Depreciation, depletion and amortization. DD&A expense increased 50%, or $13.6 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, predominantly due to higher production volumes.

General and administrative and share-based compensation. General and administrative expense (before share-based compensation) increased 103%, or $9.6 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of costs related to the Mergers of $7.8 million. The remaining increase is primarily due to $1.4 million of incremental compensation costs resulting from the implementation of the STIP during 2022. The STIP awards reallocated a portion of the annual LTIP awards for executives and certain other employees in 2022 from share-based awards to performance-based bonuses. As such, the increase in compensation costs is offset by the decline in share-based compensation described below.

Share-based compensation expense for the nine months ended September 30, 2022 was $5.4 million, net of $1.8 million of share-based compensation cost capitalized to unevaluated property, $2.6 million of share-based compensation cost capitalized to evaluated property and $0.1 million of share-based compensation cost capitalized to internally developed software. Share-based compensation expense for the nine months ended September 30, 2021 was $7.5 million, net of $3.0 million of share-based compensation cost capitalized to unevaluated property and $2.5 million of share-based compensation cost capitalized to evaluated property. The decrease in share-based compensation expense of $2.1 million was primarily due to the reallocation of a portion of the annual LTIP awards for executives and certain other employees in 2022 from share-based awards to performance-based bonuses under the STIP, vesting of awards and the timing of the share-based awards granted during the nine months ended September 30, 2022. See table below for additional details (in thousands).

	Nine Months Ended September 30,
	2022	2021	Variance
Incentive units	$534	$534	$—
RSAs	164	460	(296)
RSUs	5,702	7,602	(1,900)
PSUs	3,334	4,416	(1,082)
STIP awards	143	—	143
Capitalized share-based compensation	(4,476)	(5,475)	999
Total share-based compensation expense	$5,401	$7,537	$(2,136)

Interest expense, net. Interest expense, net increased $2.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the increase of the weighted average debt outstanding on our revolving credit facility from $36.3 million to $91.1 million as shown in the table below (in thousands, except for interest rate).

	Nine Months Ended September 30,
	2022	2021	Variance
Interest expense - revolving credit facility	$2,296	$585	$1,711
Commitment fees	508	343	165
Amortization of loan closing costs	467	217	250
Interest income	(157)	(40)	(117)
Total interest expense, net	$3,114	$1,105	$2,009

Total weighted average interest rate	3.31%	2.13%

Total weighted average debt balance	$91,132	$36,256

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to the historical results of operations for the periods presented, primarily for the reasons described below.

Corporate Transactions

The change in ownership interest in Brigham LLC from September 30, 2021 to September 30, 2022 impacts the attribution of net income between Brigham Minerals' stockholders and Brigham LLC Unit Holders.

As of September 30, 2021, Brigham Minerals owned a 79.7% interest in Brigham LLC and the Brigham LLC Unit Holders owned 20.3% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Yorktown Partners LLC and Pine Brook Road Advisors, LP, which are a subset of the Brigham LLC Unit Holders, collectively owned 14.5% of the outstanding voting stock of Brigham Minerals as of September 30, 2021.

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

As of September 30, 2022, Brigham Minerals owned an 89.6% interest in Brigham LLC and the Brigham LLC Unit Holders owned 10.4% of the outstanding voting stock of Brigham Minerals. Certain other entities affiliated with Pine Brook Road Advisors, LP, which are a subset of the Brigham LLC Unit Holders, owned 3.6% of the outstanding voting stock of Brigham Minerals as of September 30, 2022.

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

As a mineral and royalty interest owner, we incur the initial cost to acquire our interests, but thereafter do not incur any development capital expenditures or lease operating expenses, which are entirely borne by the operator. As a result, the vast majority of our capital expenditures are related to our acquisition of additional mineral and royalty interests. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operations, investing and financing activities and our ability to assimilate acquisitions. For the nine months ended September 30, 2022, we deployed approximately $93.4 million for acquisition-related capital expenditures, inclusive of $4.4 million capitalized share-based compensation expense and $17.6 million of equity. In addition to acquisitions, we have certain contractual long-term capital requirements associated with our office lease and with our revolving credit facility. See "Note 8 – Leases” and "Note 7 – Long-Term Debt” to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report. We periodically assess changes in current and projected free cash flows, acquisition and divestiture activities, debt requirements and other factors to determine the effects on our liquidity. Based upon our current oil, natural gas and NGL price expectations for the year ended December 31, 2022, we believe that our retained cash flow from operations, lease bonus, portfolio optimization activities and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through additional borrowings, joint venture partnerships, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.

Our liquidity as of September 30, 2022 is as follows (in thousands):

September 30, 2022
Cash and cash equivalents	$32,995
Revolving credit facility availability	$217,000
Total liquidity	$249,995

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $83.0 million at September 30, 2022, as compared to $33.1 million at December 31, 2021. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant.

When new wells are turned to sales, our collection of receivables has lagged approximately six months from initial production as operators complete the division order process, at which point we are paid in arrears and then kept current. Our cash and cash equivalents balance totaled $33.0 million and $20.8 million at September 30, 2022 and December 31, 2021, respectively. The increase in cash and cash equivalents was primarily due to an increase in cash flow from operations and proceeds from the sale of mineral and royalty interests, which were partially offset by the payment of dividends to our stockholders and distributions to the holders of non-controlling interests, acquisitions of oil and gas properties, net repayments of debt and the payment of employee tax withholding obligations for the settlement of share-based compensation awards. We expect that our cash flows from operations and additional borrowings under our revolving credit facility will be sufficient to fund our working capital needs. We expect that the pace of our operators’ drilling and completion of our undeveloped locations, production volumes, commodity prices and differentials to WTI and Henry Hub prices for our oil, natural gas and NGL production will be the largest variables affecting our working capital.

Dividends

The following table sets forth information with respect to cash dividends declared by our Board of Directors during the nine months ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Amount	Dividends paid (in thousands) (1)
February 18, 2022	March 18, 2022	March 25, 2022	$0.45	$23,979
May 1, 2022	May 20, 2022	May 27, 2022	$0.60	$31,789
August 2, 2022	August 19, 2022	August 26, 2022	$0.77	$41,806
(1) Dividends paid to holders of Class A common stock.

On November 2, 2022, the Board of Directors of Brigham Minerals declared a dividend of $0.81 per share of Class A common stock payable on November 25, 2022, to stockholders of record at the close of business on November 18, 2022. See "Note 14—Subsequent Events" to the condensed consolidated financial statements of Brigham Minerals included elsewhere in this Quarterly Report for further discussion.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$162,727	$72,365
Net cash provided by (used in) investing activities	1,249	(44,790)
Net cash used in financing activities	(145,371)	(22,425)

Analysis of Cash Flow Changes For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net cash provided by operating activities

Net cash provided by operating activities is primarily affected by production volumes, the prices of oil, natural gas, and NGLs, lease bonus and other revenues and changes in working capital. The increase in net cash provided by operating activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the 55% increase in realized commodity prices during the nine months ended September 30, 2022 and the 49% increase in production volumes.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities is primarily comprised of acquisitions of mineral and royalty interests, net of dispositions. For the nine months ended September 30, 2022, our net cash provided by investing activities was primarily a result of sales of mineral and royalty interests totaling $74.4 million, partially offset by acquisitions of mineral and royalty interests totaling $71.7 million. For the nine months ended September 30, 2021, our net cash used in investing activities was primarily a result of acquisitions of mineral and royalty interests of $49.2 million, partially offset by sales of mineral and royalty interests totaling $4.4 million.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 was primarily due to the dividends paid to holders of our Class A common stock of $97.6 million, net repayments under our revolving credit facility of $20.0 million, distributions to holders of non-controlling interest of $17.5 million and payment of employee tax withholding for settlement of equity compensation awards of $9.7 million. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to the dividends paid to holders of our Class A common stock of $41.4 million, distributions to holders of non-controlling interest of $12.7 million and payment of employee tax withholding for settlement of equity compensation awards of $1.1 million, partially offset by net borrowings under our revolving credit facility of $33.0 million.

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

Availability under our revolving credit facility is governed by a borrowing base, which is subject to redetermination semi-annually. In addition, lenders holding two-thirds of the aggregate commitments may request one additional redetermination each year. Brigham Resources can also request one additional redetermination each year, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while decreases only require approval of lenders holding two-thirds of the aggregate commitments at such time. The weighted average interest rate for the nine months ended September 30, 2022 was 3.31%. As of September 30, 2022, the elected borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings. We expect the Administrative Agent to recommend a deferral of the redetermination of the Company's borrowing base due to the pending merger, with the expectation that the borrowing base will be finalized in the first quarter of 2023.

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

Our revolving credit facility matures on May 16, 2024. Loans drawn under our revolving credit facility may be prepaid at any time without premium or penalty (other than customary SOFR breakage) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected availability at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed. In addition, Brigham Resources may permanently reduce or terminate in full the commitments under our revolving credit facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid. Upon the occurrence of an event of default under our revolving credit facility, the Administrative Agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under our revolving credit facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Related Estimates

As of September 30, 2022, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. See "Note 2—Summary of Significant Accounting Policies."

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

Commodity Price Risk

Our major market risk exposure is in the pricing that our operators receive for the oil, natural gas and NGLs produced from our properties. Realized prices are primarily driven by the prevailing global prices for oil and prices for natural gas and NGLs in the United States. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. During the past five years, the posted price for WTI has ranged from a historic, record low price of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022, and as of September 30, 2022, the posted price for oil was $79.91 per barrel. NGL prices generally correlate to the price of oil, and accordingly prices for these products have likewise fluctuated and are likely to continue following that market. Prices for domestic natural gas have also fluctuated significantly over the last several years. During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021, and as of September 30, 2022, the Henry Hub spot market price of natural gas was $6.40 per MMBtu. The prices our operators receive for the oil, natural gas and NGLs produced from our properties depend on numerous factors beyond their and our control, some of which are previously disclosed under "Risk Factors" in our Annual Report.

A $1.00 per barrel change in our realized oil price would have resulted in a $1.9 million change in our oil revenues for the nine months ended September 30, 2022. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.6 million change in our natural gas revenues for the nine months ended September 30, 2022. A $1.00 per barrel change in NGL prices would have resulted in a $0.8 million change in our NGL revenues for the nine months ended September 30, 2022. Total revenues for the nine months ended September 30, 2022 was comprised of 72% from oil sales, 16% from natural gas sales, and 11% from NGL sales.

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

Interest Rate Risk

Our revolving credit facility bears interest at a rate per annum equal to, at our option, the adjusted base rate or the adjusted LIBOR rate plus an applicable margin for tranches outstanding as of June 3, 2022 or the adjusted SOFR rate plus an applicable margin for tranches effective post June 3, 2022. The applicable margin is based on utilization of our revolving credit facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of adjusted LIBOR rate loans and adjusted SOFR rate loans, 2.500% to 3.500%. We may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under our revolving credit facility in an amount ranging from 0.375% to 0.500% based on utilization of our revolving credit facility. Our revolving credit facility is subject to other customary fee, interest and expense reimbursement provisions. The weighted average interest rate for the nine months ended September 30, 2022 was 3.31%. As of September 30, 2022, the borrowing base on our revolving credit facility was $290.0 million, with outstanding borrowings of $73.0 million, resulting in $217.0 million available for future borrowings. A 1-percentage-point increase in our interest rate would have increased our interest expense by $0.7 million for the nine months ended September 30, 2022.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2022.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Relating to the Pending Mergers with Sitio

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either our stock price or Sitio’s stock price, our stockholders cannot be certain of the precise value of any merger consideration they may receive in the Mergers.

Upon completion of the Mergers, (i) each issued and outstanding share of Brigham Class A Common Stock will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class A Common Stock, (ii) each issued and outstanding share of Brigham Class B Common Stock will be converted into the right to receive 1.133 fully-paid and nonassessable shares of New Sitio Class C Common Stock, (iii) each issued and outstanding share of Sitio Class A Common Stock will be converted into one share of New Sitio Class A Common Stock and (iv) each issued and outstanding share of Sitio Class C Common Stock will be converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by us, Sitio or any of our or Sitio’s wholly owned subsidiaries and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the DGCL. Additionally, upon completion of the Opco Merger, each issued and outstanding Brigham LLC Unit will be converted into the right to receive 1.133 Opco LP Units. These exchange ratios are fixed and will not be adjusted for changes in the market value of Brigham Class A Common Stock or Sitio Class A Common Stock. No fractional shares of New Sitio Common Stock or Opco LP Units will be issued in connection with the Mergers. Instead, a Brigham stockholder who otherwise would have received a fractional share of New Sitio Common Stock will be entitled to receive a cash payment in lieu of such fractional shares in accordance with the terms of the merger agreement.

The market prices of Brigham Class A Common Stock and Sitio Class A Common Stock have fluctuated since the date of the announcement of the merger agreement and may continue to fluctuate until the Mergers are consummated. The market price of New Sitio Common Stock may continue to fluctuate thereafter.

Because the value of the merger consideration received by our stockholders will depend on the market price of Sitio Class A Common Stock at the time the Mergers are completed, our stockholders will not know or be able to determine the precise value of any merger consideration they may receive upon completion of the Mergers.

Stock price changes may result from a variety of factors, including, among others:

•general market and economic conditions;
•changes in our and Sitio’s respective businesses, operations and prospects;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market, industry, economic and geopolitical conditions, including the impact of continued inflation and associated changes in monetary policy, and other factors generally affecting the respective prices of Brigham Class A Common Stock and Sitio Class A Common Stock;
•federal, state and local legislation, governmental regulation and legal developments in our and Sitio’s businesses; and
•the timing of the Mergers and regulatory considerations.

Many of these factors are beyond our and Sitio’s control, and neither we or Sitio are permitted to terminate the merger agreement solely due to a decline in the market price of the other party. You are urged to obtain current market quotations for Brigham Class A Common Stock and Sitio Class A Common Stock.

The merger agreement may be terminated in accordance with its terms and the Mergers may not be consummated.

The Mergers are subject to a number of conditions that must be satisfied or waived prior to the completion of the Mergers, including, (i) the receipt of the required approvals from our and Sitio’s respective stockholders; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any governmental order or law that makes consummation of the Mergers illegal or otherwise prohibited; (iv) New Sitio’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act of 1933, as amended; and (v) the shares of New Sitio Class A Common Stock issuable in connection with the Mergers having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the merger agreement. The obligation of each party to consummate the Mergers is further conditioned upon the receipt of customary tax opinions from counsel to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinion, either (i) each Pubco Merger should qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, (the “Code”) with respect to each of the parties to the reorganization or (ii) the transfer of the stock of Sitio and the stock of Brigham to New Sitio in exchange for stock of New Sitio as a result of the Pubco Mergers should constitute a transaction described in Section 351 of the Code.

Moreover, if the Mergers are not completed by June 6, 2023, either we or Sitio may choose not to proceed with the Mergers, and the parties can mutually decide to terminate the merger agreement at any time. In addition, we and Sitio may elect to terminate the merger agreement in certain other circumstances as further detailed in the merger agreement.

Failure to complete the Mergers or the termination of the merger agreement could negatively impact the price of our Class A Common Stock, as well as our future business and financial results.

The merger agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Mergers. There can be no assurance that all of the conditions to the completion of the Mergers will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Mergers.

If the Mergers are not completed for any reason, including the failure to receive the required approval of our stockholders, our future business and financial results may be adversely affected, including as follows:

•we may experience negative reactions from the financial markets, including negative impacts on the market price of our Class A Common Stock;
•we may experience negative reactions from our business partners, regulators and employees;
•we will still be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the Mergers, whether or not the Mergers are completed; and
•our management will have expended time and resources that could otherwise have been devoted to our day-to-day operations and the pursuit of other opportunities that could have been beneficial to us as an independent company.

In addition to the above risks, if the merger agreement is terminated and our Board of Directors seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Mergers. If the merger agreement is terminated under certain circumstances, we may be required to pay Sitio a termination fee.

The merger agreement contains provisions that limit our ability to pursue alternatives to the Mergers.

The merger agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Mergers, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include covenants not to solicit, initiate or knowingly encourage or facilitate proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide any non-public information in connection with alternative transactions.

We will be subject to business uncertainties while the Mergers are pending, which could adversely affect our business.

Uncertainties about the effect of the Mergers on our employees and third parties that do business with us may adversely affect our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter and could cause operators and other third parties that deal with us to delay or defer entering into contracts with us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Employee retention may be particularly challenging during the pendency of the Mergers, as employees may experience uncertainty about their roles with New Sitio following the Mergers. In addition, the merger agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Sitio, and generally requires us to continue our operations in the ordinary course of business, until completion of the Mergers. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Mergers and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Mergers could be exacerbated by any delays in the consummation of the Mergers or termination of the merger agreement.

We will incur significant transaction and merger-related costs in connection with the Mergers, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur a number of non-recurring costs associated with the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Many of these costs are payable by us regardless of whether the Mergers are completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the Mergers and the integration of our and Sitio’s businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Mergers and the other transactions contemplated by the merger agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

The shares of New Sitio Common Stock to be received by our stockholders upon completion of the Mergers will have rights different from our Common Stock.

Upon consummation of the Mergers, our stockholders will no longer be stockholders of the Company. Instead, our former stockholders will become stockholders of New Sitio and while their rights as New Sitio stockholders will continue to be governed by the laws of the State of Delaware, their rights will be subject to and governed by the terms of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of New Sitio, the terms of which are different in some respects than the terms of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, which currently govern the rights of our stockholders.

We may be the target of securities class action and derivative lawsuits, which could result in substantial costs and may prevent or delay the consummation of the Mergers or result in the payment of damages following completion of the Mergers.

Securities class action lawsuits or derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against such claims can result in substantial costs and divert management time and resources. An adverse ruling in any such lawsuit could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, which could adversely affect our business, financial condition, results of operations and cash flows.

Completion of the Mergers may trigger change in control or other provisions in certain agreements to which we or our subsidiaries are a party.

The completion of the Mergers may trigger change in control or other provisions in certain agreements to which we or our subsidiaries are a party. If we or our subsidiaries are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

The completion of the Mergers will constitute a change of control under our revolving credit facility. As a result, at the direction of the lenders holding a majority of the outstanding loans under our revolving credit facility, the commitments under our revolving credit facility may be terminated and the outstanding balance under our revolving credit facility may be accelerated and become due and payable by us in connection with the completion of the Mergers. As of September 30, 2022, we had approximately $73.0 million of outstanding borrowings under our revolving credit facility.

Risks Related to Our Business

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise and may delay or restrict their exploration and development activities.

The rate of inflation in the U.S. has been steadily increasing since 2021 and in to 2022. These inflationary pressures may result in increases to the costs of the goods, services and labor used by our operators, which could cause their capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our operators’ businesses. If our operators are unable to secure the goods, services and labor necessary for their operations at reasonable costs, their exploration and development activities could be delayed or restricted, which in turn could have a material adverse effect on our financial condition, results of operations and free cash flow.

Item 6. — Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1**
Agreement and Plan of Merger, dated as of September 6, 2022, by and among Brigham Minerals, Inc., Brigham Mineral Holdings LLC, Sitio Royalties Corp., Sitio Royalties Operating Partnership, LP, Snapper Merger Sub I, Inc. and Snapper Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2022).

3.1	Amended and Restated Certificate of Incorporation of Brigham Minerals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2019).
3.2	Amended and Restated Bylaws of Brigham Minerals, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 29, 2019).
10.1**
Purchase and Sale Agreement, dated as of August 22, 2022, by and among Brigham Minerals, LLC, Avant Royalties, LP, Avant Royalties II, LP and Avant Royalties II Sidecar Fund, LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 26, 2022).

10.2
Support Agreement, dated as of September 6, 2022, by and among Brigham Minerals, Inc., Sitio Royalties Corp., and BX Royal Aggregator LP and Rock Ridge Royalty Company LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2022).

10.3
Support Agreement, dated as of September 6, 2022, by and among Brigham Minerals, Inc., Sitio Royalties Corp., KMF DPM HoldCo, LLC and Chambers DPM HoldCo, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 9, 2022).

10.4
Support Agreement, dated as of September 6, 2022, by and among Brigham Minerals, Inc., Sitio Royalties Corp., Source Energy Leasehold, LP and Permian Mineral Acquisitions, LP (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 9, 2022).

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
101
The following financial information from this Quarterly Report on Form 10-Q of Brigham Minerals, Inc. for the quarter ended September 30, 2022 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________
*    The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.
**    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2022	BRIGHAM MINERALS, INC.

		By:	/s/ Robert M. Roosa
Robert M. Roosa
Chief Executive Officer

		By:	/s/ Blake C. Williams
Blake C. Williams
Chief Financial Officer